Form 10-K
period 2006-12-31
Bear Stearns ARM Trust 2006-1
filed 2007-04-02
CIK 1352555

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-125422-57

       Bear Stearns ARM Trust 2006-1
       (exact name of issuing entity as specified in its charter)

       Bear Stearns Asset Backed Securities I LLC.
       (exact name of the depositor as specified in its charter)

       CSE Mortgage LLC
       (exact name of the sponsor as specified in its charter)


  New York                                          N/A
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



             None.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The
               Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


  Item 1123 of Regulation AB, Servicer Compliance Statement.

            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

      (a) Exhibits

    (4.1) Amended and Restated Trust Agreement, dated as of February 28, 2006, among Bear Stearns Asset Backed Securities I LLC, as Depositor, Wilmington Trust Company, as Owner Trustee and Wells Fargo Bank, N.A., as Securities Administrator and Certificate Paying Agent
           (As previously filed on Form 8-K filed on March 17, 2006 and on Current Report on Form 8-K/A filed on July 19, 2006 and on October 10, 2006 and is hereby incorporated by reference into this report on Form 10-K).

   (10.1) Terms Agreement to the Underwriting Agreement, dated as of February
          28, 2006 between Bear, Stearns & Co., Inc. and Bear Stearns Asset Backed Securities I LLC (Agent (As previously filed on Form 8-K filed on March 17, 2006 and on Current Report on Form 8-K/A filed on July 19, 2006 and on October 10, 2006 and is hereby incorporated by reference into this report on Form 10-K)

   (10.2) Indenture, dated as of February 28, 2006, among Bear Stearns ARM Trust
          2006-1, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and U.S. Bank National Association, as Indenture Trustee (As previously filed on Form 8-K filed on March 17, 2006 and on Current Report on Form 8-K/A filed on July 19, 2006 and on October
          10, 2006 and is hereby incorporated by reference into this report on Form 10-K).

   (10.3) Sale and Servicing Agreement, dated as of February 28, 2006, among
          Bear Stearns Asset Backed Securities I LLC, as Depositor, Bear Stearns ARM Trust 2006-1, as Issuing Entity, U.S. Bank National Association, as Indenture Trustee, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, CSE Mortgage LLC as Sponsor, EMC Mortgage Corporation as Mortgage Loan Seller and Company and CS OT I LLC as Seller (As previously filed on Form 8-K filed on March 17, 2006 and on Current Report on Form 8-K/A filed on July 19, 2006 and on October 10, 2006 and is hereby incorporated by reference into this report on Form 10-K).

   (10.4) Administration Agreement, dated as of February 28, 2006, among Bear
          Stearns ARM Trust 2006-1, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator, Wilmington Trust Company, as Owner Trustee, Bear Stearns Asset Backed Securities I LLC, as Depositor and CS OT I LLC as Seller (As previously filed on Form 8-K filed on
          March 17, 2006 and on Current Report on Form 8-K/A filed on July 19, 2006 and on October 10, 2006 and is hereby incorporated by reference into this report on Form 10-K)




   (10.5) Assignment,  Assumption and Recognition  Agreement,  dated as of
          February 28, 2006, among EMC Mortgage Corporation, a Delaware corporation (the "Assignor"), Bear Stearns ARM Trust 2006-1, as issuer (the "Assignee"), Wells Fargo Bank, N.A. (the "Company") and CS OT I LLC, as seller (the "Seller").

   (10.6) Amended and Restated Master  Seller's  Warranties and Servicing
          Agreement for residential first mortgage loans, dated and effective as of November 1, 2005, and is executed between EMC Mortgage Corporation, as purchaser (the "Purchaser"), and Wells Fargo Bank, N.A., as seller and servicer (the "Company").


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F1>
      b) Wells Fargo Bank, N.A., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F1>
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F1>
      b) Wells Fargo Bank, N.A., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F1>
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F1>


     (35) Servicer compliance statement.


      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F2>
      b) Wells Fargo Bank, N.A., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F2>
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A., as Sub-Contractor <F2>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns ARM Trust 2006-1
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President

    Date: April 1, 2007


  Exhibit Index

  Exhibit No.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      b) Wells Fargo Bank, N.A., as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator
      e) Wells Fargo Bank, N.A., as Custodian
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      b) Wells Fargo Bank, N.A., as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator
      e) Wells Fargo Bank, N.A., as Custodian
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      b) Wells Fargo Bank, N.A., as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Dawn Hammond, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns ARM Trust 2006-1 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     Dated: April 1, 2007

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


EX-33 (a)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (b)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (f)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (b)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines,IA 50328-0001



Wells Fargo Bank, N.A.
Servicer Compliance Statement


1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review , Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.


/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A

                                              MASTER
                                        SERVICER/TRUSTEE
CLIENT  INV#             INV                               DEAL NAME

708     349     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-2
708     B80     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-4
708     B84     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-1
708     J82     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-1
708     L65     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-1
708     M46     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-3
708     M72     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-2
708     N33     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-2


(page)


106     800     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP1
106     801     NOMURA PMSR     WELLS FARGO CTS   NAAC 2004-AP3
106     802     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     810     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP2
106     811     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     812     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR3
106     813     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR4
106     814     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR5
106     815     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AP1
106     816     NOMURA PMSR     WELLS FARGO CTS   NHELI 2006-HEI
106     817     NOMURA PMSR     WELLS FARGO CTS   2005-AR6
106     818     NOMURA PMSR     WELLS FARGO CTS   2006-AR1
106     819     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AR2
106     821     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF1
106     822     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF2
708     232     NOMURA          WELLS FARGO CTS   NAAC 2004-R2
708     362     NOMURA          WELLS FARGO CTS   NHELI 2006-WF1
708     392     NOMURA          WELLS FARGO CTS   NHELI 2006-HE3
708     451     NOMURA          WELLS FARGO CTS   NAAC 2006-WF1
708     826     NORMURA         WELLS FARGO CTS   NHEL 2006-AF1
708     L46     NOMURA          WELLS FARGO CTS   NAAC 2005-WF1
708     M50     NOMURA          WELLS FARGO CTS   NAAC 2005-AP3


(page)


472     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
472     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
591     J78     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2004-1
591     M01     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-W1
591     M07     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-WF2
591     P45     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2003-1
708     366     BANK OF AMERICA   SERV                  BAFC 2006-4 SS#RB16
708     846-001 BANK OF AMERICA   MASTERSERV            BAFC 2006-I
708     849-001 BANK OF AMERICA   SERV                  BAFC 2006-J
708     B15     BANK OF AMERICA   SERV                  BAFC 2006-1
708     B30     BANK OF AMERICA   SERV                  BAFC 2005-07
708     B32     BANK OF AMERICA   SERV                  BAFC 2006-D
708     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
708     B42     BANK OF AMERICA   SERV                  BAFC 2006-2
708     B50     BANK OF AMERICA   SERV                  BAFC 2006-3
708     B65     BANK OF AMERICA   SERV                  BAFC 2005-8
708     B83     BANK OF AMERICA   SERV                  BAFC 2006-F
708     L16     BANK OF AMERICA   SERV                  BAFC 2005-2
708     L29     BANK OF AMERICA   SERV                  ABFC 2005-WF1
708     L51     BANK OF AMERICA   SERV                  BAFC 2005-3
708     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
708     L73     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-E
708     M36     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-6 SS#R964
708     M76     BANK OF AMERICA   SERV                  BAFC 2005-05 SS#R919
708     P24     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2003-WF1


(page)


472     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1
685     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1


(page)


106     300     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-29
106     301     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-25
106     302     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-27
106     303     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-1
106     305     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR1
106     306     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR2
106     307     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR3
106     308     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR4
106     309     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-4
106     311     CSMC            WELLS FARGO CTS         CSFB 2004-AR6
106     314     CSMC            WELLS FARGO CTS         CSFB 2004-5
106     315     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-ARMT 1
106     316     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-8
106     319     CSMC            WELLS FARGO CTS         PMSR CSFB ARMT 2004-3
106     321     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-6
106     322     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-7
106     324     CSMC            WELLS FARGO CTS         PMSR ARMT 2004-5
106     326     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-1
106     327     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-2
106     331     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-4
106     332     CSMC            WELLS FARGO CTS         2004-AR1
106     333     CSMC            WELLS FARGO CTS         2004-AR2
106     334     CSMC            WELLS FARGO CTS         2004-AR3
106     335     CSMC            WELLS FARGO CTS         2004-AR4
106     336     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-3
106     337     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-4
106     345     CSMC            WELLS FARGO CTS         CSFB 2003-19
106     347     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-5
106     348     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-5
106     352     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     353     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     354     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-3
106     355     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-6A
106     357     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-7
106     362     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-21
106     363     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-9
106     364     CSMC            WELLS FARGO CTS         CSFB PMSR 2005-8
106     365     CSMC            WELLS FARGO CTS         PMSR 2003-AR30
106     369     CSMC            WELLS FARGO CTS         PMSR 2005-9
106     374     CSMC            WELLS FARGO CTS         PMSR CSMC 2005-11
106     379     CSMC            WELLS FARGO CTS         CSMC PMSR 2006-2
106     383     CSMC            WELLS FARGO CTS         CSMC 2003-AR30
106     384     CSMC            WELLS FARGO CTS         CSAB 2006-1
106     402     CSMC            WELLS FARGO CTS         CSMC 2006-6
106     403     CSMC            WELLS FARGO CTS         ARMT 2006-3
106     405     CSMC            WELLS FARGO CTS         CSFB 2005-12
106     408     CSMC            WELLS FARGO CTS         CSMC 2006-8
106     409     CSMC            WELLS FARGO CTS         CSAB 2006-2
106     508     CSMC            WELLS FARGO CTS         2004-CF2
106     519     CSMC            WELLS FARGO CTS         CSFB 2005-1
106     526     CSMC            WELLS FARGO CTS         CSFB 2005-3
106     536     CSMC            WELLS FARGO CTS         CSFB 2005-6
106     542     CSMC            WELLS FARGO CTS         CSFB 2005-7


(page)


106     544     CSMC            WELLS FARGO CTS         CSFB 2005-8
106     551     CSMC            WELLS FARGO CTS         CSFB 2005-10
106     577     CSMC            WELLS FARGO CTS         CSMC 2006-8a
106     L62     CSMC            WELLS FARGO CTS         CSFB 2003-27
106     L70     CSMC            WELLS FARGO CTS         CSFB 2003-21
106     L76     CSMC            WELLS FARGO CTS         CSFB 2003-23
106     L81     CSMC            WELLS FARGO CTS         CSFB 2004-3
591     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     281     CSMC            WELLS FARGO CTS         FNT  2001-3 CALL DEAL
708     820     CSMC            WELLS FARGO CTS         CSMC 2006-8
708     821     CSMC            WELLS FARGO CTS         SEE  CAT
708     827     CSMC            WELLS FARGO CTS         CSMC 2006-9
708     829     CSMC            WELLS FARGO CTS         CSAB 2006-3
708     839     CSMC            WELLS FARGO CTS         CSAB-2006-4
708     B49     CSMC            WELLS FARGO CTS         CSFB 2005-12
708     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     M86     CSMC            WELLS FARGO CTS         CSFB 2005-9


(page)


106     S50     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2004-HE3
106     S51     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2
106     S52     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2 - DSI
106     S53     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-HE5
106     S54     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005 SD3
106     S55     DEUTSCHE BANK SUB       WELLS FARGO CTS  2ACE 2005-SD3 - DSI
106     S56     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1
106     S57     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1- DSI
106     S58     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2
106     S59     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2- DSI
106     X01     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE5
106     X03     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05AR1
106     X04     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE7
106     X05     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-4
106     X06     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05-AR2
106     X07     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-5
106     X08     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-6
106     X13     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB2
106     X15     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB3
106     X16     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR3
106     X17     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB4
106     X18     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR4
106     X19     DEUTSCHE PMSR           WELLS FARGO CTS  DBALT 2006-AR5
591     H29     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2001-HE1
591     J27     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2003-HE1
591     L69     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-SD2
591     Q68     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2002-HE2
708     372     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB3
708     483     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB4
708     830     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AR5
708     B63     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AF1
708     B88     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB1
708     J83     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2004-HE1
708     L86     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-WF1


(page)


591     185     EMC                     WELLS FARGO CTS  BSALTA 2006-8
708     341     EMC                     WELLS FARGO CTS  BSABS 2006-2
708     342     EMC                     WELLS FARGO CTS  BSARM 2006-2
591     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
708     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
472     376     EMC                     WELLS FARGO CTS  2001-2
591     376     EMC                     WELLS FARGO CTS  2001-2
685     376     EMC                     WELLS FARGO CTS  2001-2
472     382     EMC                     WELLS FARGO CTS  2001-1
472     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
591     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
685     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
708     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
472     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     909     EMC                     WELLS FARGO CTS  BSALTA 2004-7
685     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
708     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
591     B13     EMC                     WELLS FARGO CTS  BART 2006-1
708     B13     EMC                     WELLS FARGO CTS  BART 2006-1
591     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
708     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
472     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
685     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
708     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1.
591     B53     EMC                     WELLS FARGO CTS  BSALTA 2005-10
708     B66     EMC                     WELLS FARGO CTS  BART 2005-12
591     B88     EMC                     WELLS FARGO CTS  *
591     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
708     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
591     H68     EMC                     WELLS FARGO CTS  WFHM 2002-W08
472     H78     EMC                     WELLS FARGO CTS  FNMA 2002-26
685     H78     EMC                     WELLS FARGO CTS  EMC FNMA 2002-26
591     H82     EMC                     WELLS FARGO CTS  BART 2003-6
472     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
685     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
472     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
685     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     J05     EMC                     WELLS FARGO CTS  BSABS
685     J05     EMC                     WELLS FARGO CTS  BSABS
708     J05     EMC                     WELLS FARGO CTS  BSABS
591     J12     EMC                     WELLS FARGO CTS  BART 2003-7
708     J12     EMC                     WELLS FARGO CTS  BART 2003-7
472     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
591     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
685     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
708     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3


(page)


591     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
685     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
472     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
685     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J61     EMC                     WELLS FARGO CTS  BART 2004-1
708     J61     EMC                     WELLS FARGO CTS  BART 2004-1
591     J72     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL2
472     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
591     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
685     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
708     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
472     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     K22     EMC                     WELLS FARGO CTS  BART 2004-11
708     L00     EMC                     WELLS FARGO CTS  BART 2005-1
708     L05     EMC                     WELLS FARGO CTS  BSALTA 2005-2
472     L27     EMC                     WELLS FARGO CTS  BSALTA 2005-4
591     L27     EMC                     WELLS FARGO CTS  BALTA 2005-4
591     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L56     EMC                     WELLS FARGO CTS  PRIME 2005-2
591     L81     EMC                     WELLS FARGO CTS  BART 2005-5
708     L81     EMC                     WELLS FARGO CTS  BART 2005-5 MS#B378
472     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
591     M43     EMC                     WELLS FARGO CTS  BART 2005-10
708     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
708     M53     EMC                     WELLS FARGO CTS  BSABS I 2005-AC6 MS#B398
708     M61     EMC                     WELLS FARGO CTS  PRIME 2005-3 MS#R937
708     M78     EMC                     WELLS FARGO CTS  PRIME 2005-4 S/S#R953
708     M87     EMC                     WELLS FARGO CTS  BART 2005-9 S/S#B431
472     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
685     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
708     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
708     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
472     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
685     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P47     EMC                     WELLS FARGO CTS  BART 2003-3
708     P47     EMC                     WELLS FARGO CTS  BART 2003-3
472     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
591     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
685     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
708     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
472     P76     EMC                     WELLS FARGO CTS  FNMA GT
685     P76     EMC                     WELLS FARGO CTS  FNMA GT
472     P80     EMC                     WELLS FARGO CTS  SAMI 2003-CL1
591     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5


(page)


708     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5
472     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
591     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
685     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
708     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
472     Q15     EMC                     WELLS FARGO CTS  5435-5437
685     Q15     EMC                     WELLS FARGO CTS  5435-5437
472     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
685     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
708     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
472     Q82     EMC                     WELLS FARGO CTS  2002-90 FNMA
685     Q82     EMC                     WELLS FARGO CTS  FNMA 2002-90
591     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
708     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
106     V51     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD3
                2005-SD3
106     V52     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD4
                2005-SD4
106     Y24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Y25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Y26     EMC PMSR                WELLS FARGO CTS  BSABS 2002-AC1
                BSABS 2002-AC1
106     Y32     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC3
                BSABS 2003-AC3
106     Y33     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y34     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC5
                BSABS 2003-AC5
106     Y35     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC6
                BSABS 2003-AC6
106     Y36     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC7
                BSABS 2003-AC7
106     Y37     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC1
                BSABS 2004-AC1
106     Y38     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC2
                BSABS 2004-AC2
106     Y39     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC3
                BSABS 2004-AC3
106     Y40     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y41     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC5
                BSABS 2004-AC5
106     Y42     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC6
                BSABS 2004-AC6
106     Y43     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC7
                BSABS 2004-AC7
106     Y44     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1


(page)


106     Y45     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC2
                BSABS 2005-AC2
106     Y46     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC3
                BSABS 2005-AC3
106     Y47     EMC PMSR                WELLS FARGO CTS  PRIME 2003-2
                PRIME 2003-2
106     Y48     EMC PMSR                WELLS FARGO CTS  PRIME 2003-3
                PRIME 2003-3
106     Y49     EMC PMSR                WELLS FARGO CTS  PRIME 2004-1
                PRIME 2004-1
106     Y50     EMC PMSR                WELLS FARGO CTS  PRIME 2005-1
                PRIME 2005-1
106     Y53     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Y64     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y65     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y66     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1
106     Y68     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Y69     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Y70     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Y72     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y74     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-03
                BSALTA 2004-03
106     Y75     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-04
                BSALTA 2004-04
106     Y76     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-06
                BSALTA 2004-06
106     Y77     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Y78     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-09
                BSALTA 2004-09
106     Y79     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Y80     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Y81     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-03
                BSALTA 2005-03
106     Y84     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-07
                BSALTA 2004-07
106     Y85     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Y86     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-05
                BSALTA 2005-05
106     Y87     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC4
                BSABS 2005-AC4


(page)


106     Y88     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC5
                BSABS 2005-AC5
106     Y89     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-07
                BSALTA 2005-07
106     Y91     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC6
                BSABS 2005-AC6
106     Y92     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-08
                BSALTA 2005-08
106     Y93     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC7
                BSABS 2005-AC7
106     Y94     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-09
                BSALTA 2005-09
106     Y96     EMC PMSR                WELLS FARGO CTS  PRIME 2005-4GRP
                PRIME 2005-
                4GRP
106     Y97     EMC PMSR                WELLS FARGO CTS  LUMINENT 2005-1
106     Y98     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC8
                BSABS 2005-AC8
106     Y99     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     ZO1     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-10
                BSALTA 2005-10
106     Z02     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-01
                BSALTA 2006-01
106     Z03     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Z04     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z05     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z06     EMC PMSR                WELLS FARGO CTS  BSARM 2005-3
                BSARM 2005-3
106     Z07     EMC PMSR                WELLS FARGO CTS  BSARM 2005-4
                BSARM 2005-4
106     Z08     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z09     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z10     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z11     EMC PMSR                WELLS FARGO CTS  BSARM 2005-7
                BSARM 2005-7
106     Z12     EMC PMSR                WELLS FARGO CTS  BSARM 2005-6
                BSARM 2005-6
106     Z13     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z14     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z15     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z16     EMC PMSR                WELLS FARGO CTS  BSARM 2005-12
                BSARM 2005-12


(page)


106     Z17     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z18     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z22     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-3
                BSALTA 2004-3
106     Z23     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-4
                BSALTA 2004-4
106     Z24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-5
                BSALTA 2004-5
106     Z25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-6
                BSALTA 2004-6
106     Z26     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-7
                BSALTA 2004-7
106     Z27     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-8
                BSALTA 2004-8
106     Z28     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-9
                BSALTA 2004-9
106     Z29     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Z30     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z31     EMC PMSR                WELLS FARGO CTS  BSARM 2004-8
                BSARM 2004-8
106     Z32     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Z33     EMC PMSR                WELLS FARGO CTS  BSARM 2004-12
                BSARM 2004-12
106     Z34     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z35     EMC PMSR                WELLS FARGO CTS  BSARM 2005-1
                BSARM 2005-1
106     Z36     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-3
                BSALTA 2005-3
106     Z37     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-2
                BSALTA 2006-2
106     Z38     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z39     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z40     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-3
                BSALTA 2006-3
106     Z44     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z46     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1
106     Z47     EMC PMSR                WELLS FARGO CTS  BSABS 2006-SD2
                BSABS 2006-SD2
106     Z50     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z51     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12


(page)


106     Z52     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z53     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC4
                BSABS 2006-AC4
106     Z54     EMC PMSR BSMF           WELLS FARGO CTS  BSMF 2006-AC1
                2006-AC1
106     Z55     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     Z56     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z57     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z58     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-7a
                BSALTA 2006-7a
106     Z59     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z60     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Z61     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Z62     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1


(page


708     F32     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2004-14
472     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
472     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR2
591     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
591     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
591     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
685     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
685     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     395     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-14
708     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
708     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
708     B07     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR1
708     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
708     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     L34     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-5
708     L64     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-7
708     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
106     G03     GOLDMAN PMSR GSAA 2006-1        WELLS FARGO CTS   GSAA 2005-9
106     G07     GOLDMAN PMSR GSR 2005-9F        WELLS FARGO CTS   GSR 2005-8F
106     G08     GOLDMAN PMSR GSR 2005-AR        WELLS FARGO CTS   GSR 2005-9F
106     G09     GOLDMAN PMSR GSR 2005AR5        WELLS FARGO CTS   GSR 2005-AR3
106     G11     GOLDMAN PMSR GSAA 200512        WELLS FARGO CTS   GSAA 2005-11
106     G13     GOLDMAN PMSR GSAA 2005-6        WELLS FARGO CTS   GSAA 2005-14
106     G14     GOLDMAN PMSR GSAA 2005-9        WELLS FARGO CTS   GSAA 2005-6
106     G15     GOLDMAN PMSR GSAA 200615        WELLS FARGO CTS   GSAA 2006-13
708     461     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-16
708     840     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-18
472     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
472     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
472     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
472     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
472     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
472     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1
685     403     GOLDMAN SACHS                   WELLS FARGO CTS   RMSC 1994-7 TRUST
                                                                  COLLAPS
685     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
685     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     M31     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR7
708     M57     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR5
708     M92     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-12
936     J80     GOLDMAN SACHS GMPS 2003-2       WELLS FARGO CTS   GSAMPS 2003-2
936     J81     GOLDMAN SACHS MTGE CO           WELLS FARGO CTS   GSAMPS 2003-3
936     J82     GOLDMAN SACH GSMPS2004-01       WELLS FARGO CTS   GSMPS 2004-1
936     J83     GOLDMAN SACHS GSMPS2004-3       WELLS FARGO CTS   GSMPS 2004-3
708     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
708     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1


(page)


106     U06     GREENWICH PMSR SOUNDVIEW        WF MASTER SERVICING     SOUNDVIEW 2006-NLC1
708     M79     GREENWICH                       WFB MASTER SERVICING    RBSGC 2005-A S/S #RB06


(page)


106     202     HSBC PMSR FFML 2006-FF11        WF MASTER SERVICING     FFML 2006-FF11
106     203     HSBC PMSR HASCO 2006 HE1        WF MASTER SERVICING     HASCO 2006 HE1


(page)


106     265     UBS SUB FROM HUD 601#2      UBS             *
106     909     UBS PMSR GMAC WHOLE LNS     UBS             UBS GMAC WHOLE LOANS
106     915     UBS PMSR WHOLE LOANS        UBS             UBS WHOLE LOAN
472     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H00     UBS                         UBS             MMSTR 2004-1 AAR
685     H00     UBS                         UBS             MMSTR 2004-1 AAR
708     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H02     UBS                         UBS             MASTR 2006-1
591     H03     UBS                         UBS             *
472     K32     UBS                         UBS             FANNIE MAE 2004-W14
685     K32     UBS                         UBS             FANNIE MAE 2004-W14
708     K32     UBS                         UBS             FANNIE MAE 2004-W14
472     L09     UBS                         UBS             MARP 2005-1
685     L09     UBS                         UBS             MARP 2005-1
708     L09     UBS                         UBS             MARP 2005-1
708     M99     UBS                         UBS             UBS
106     Q50     UBS SUB MASC 2004-2         UBS             MASD 2004-2
106     Q51     UBS SUB MASTR SLT 2005-1    UBS             UBS MASTR SLT 2005-1
106     Q52     UBS SUB MASD 2005-2         UBS             MASD 2005-2
106     Q53     UBS SUB MASD 2005-3         UBS             MASD 2005-3
106     Q54     UBS SUB MASD 2006-1         UBS             MASD 2006-1
106     Q55     UBS SUB MASD 2006-2         UBS             MASD 2006-2
106     Q56     UBS SUB MASD 2006-3         UBS             MASD 2006-3
708     U04     UBS BANK                    UBS BANK        UBS BANK
708     426     UBS WARBURG                 UBS WARBURG     *
708     L76     UBS WARBURG                 UBS WARBURG     WFMR 2005-M06
472     P68     UBS WARBURG                 UBS WARBURG     WFHM CONFORMING


(page)


106     726     LEHMAN PMSR SASCO 2006BC        WELLS FARGO MASTER SERV  SASCO 2006-BC3
106     729     LEHMAN PMSR SASCO 06-BC5        WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     731     LEHMAN PMSR SASCO 06-BC4        WELLS FARGO MASTER SERV  SASCO 2006-BC4
106     K13     LEHMAN SUB SASCO 2006-BC5       WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     K16     LEHMAN SUB SASCO 2006-BC2       WELLS FARGO MASTER SERV  SASCO 2006-BC2
106     K18     LEHMAN SUB SAIL 2006-3          WELLS FARGO MASTER SERV  SAIL 2006-3
106     K68     LEHMAN SUB 2004-7 DSI           WELLS FARGO MASTER SERV  SAIL 2004-7 DSI


(page)


708     175     MASSACHUSETTS MUTUAL            WFB MASTER SERVICING     *


(page)


591     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
591     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
591     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
591     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
591     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
708     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
708     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
708     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
708     B17     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-1AR
106     P05     MORGAN PMSR MSM 2004-6AR        WELLS FARGO CTS         MSM 2004-6AR
106     P06     MORGAN PMSR MSM 7AR             WELLS FARGO CTS         MSM 7AR
106     P07     MORGAN PMSR MSM 4               WELLS FARGO CTS         MSM 4
106     P08     MORGAN PMSR MSM 8AR             WELLS FARGO CTS         MSM 8AR
106     P09     MORGAN PMSR MSM 9               WELLS FARGO CTS         MSM 9
106     P10     MORGAN PMSR MSM 10AR            WELLS FARGO CTS         MSM 1OAR
106     P11     MORGAN PMSR MSM 11AR            WELLS FARGO CTS         MSM 11AR
106     P12     MORGAN PMSR MSM 20051FIN        WELLS FARGO CTS         MSM 20051F1N
106     P13     MORGAN PMSR MSM20052ARFIN       WELLS FARGO CTS         MSM20052ARFIN
106     P15     MORGAN PMSR MSM 2005-6AR        WELLS FARGO CTS         MSM 2005-6AR
106     P16     MORGAN PMSR MSM 2005-4          WELLS FARGO CTS         MSM 2005-4
106     P17     MORGAN PMSR MSM 2005-5AR        WELLS FARGO CTS         MSM 2005-5AR
106     P25     MORGAN PMSR MSM 2005-7          WELLS FARGO CTS         MSM 2005-7
106     P32     MORGAN PMSR MSM 2005-3AR        WELLS FARGO CTS         MSM 2005-3AR
106     P35     MORGAN PMSR MSM 2005-10         WELLS FARGO CTS         MSM 2005-10
106     P36     MORGAN PMSR MSM 2005-9AR        WELLS FARGO CTS         MSM 2005-9AR
106     P37     MORGAN PMSR MSM 2005-11AR       WELLS FARGO CTS         MSM 2005-11AR
106     P38     MORGAN PMSR MSM 2006-1AR        WELLS FARGO CTS         MSM 2006-1AR
106     P39     MORGAN PMSR MSM 2006-2AR        WELLS FARGO CTS         MSM 2006-2AR
106     P40     MORGAN PMSR MSM 2006-3AR        WELLS FARGO CTS         MSM 2006-3AR
106     P46     MORGAN PMSR MSM 2006-7          WELLS FARGO CTS         MSM 2006-7
106     P56     MORGAN PMSR MSM 2006-11         WELLS FARGO CTS         MSM 2006-11
106     P58     MORGAN PMSR MSM 2006-6AR        WELLS FARGO CTS         MSM 2006-6AR
106     P59     MORGAN PMSR MSM 2006-8AR        WELLS FARGO CTS         MSM 2006-8AR
106     P62     MORGAN PMSR MSM 2006-9AR        WELLS FARGO CTS         MSM 2006-9AR
106     P63     MORGAN PMSR MSM 2006-2          WELLS FARGO CTS         MSM 2006-2
708     J63     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2004-2AR
708     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
708     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
472     B08     MORGAN STANLEY                  WELLS FARGO CTS         *
708     389     MORGAN STANLEY                  WILSHIRE FHA LOAN       ATTN ROSS LEVINE


(page)


106     V0l     SOCIETE GEN PMSR WHOLE          WELLS FARGO CTS         SOC GEN WHOLE LN
106     V03     SOCIETE GEN PMSR                WELLS FARGO CTS         SGMS 2006-FRE2


(page)


106    H62      SOPAC 1998-1        Wells Fargo CTS      SOPAC 98-1
106    H63      SOPAC 1998-2        Wells Fargo CTS      SOPAC 98-2


(page)


591     H76-001     THORNBURG       WFB MASTER SERVICING    TMST 2002-2
591     H76-002     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W46
591     H76-003     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W53
591     H76-004     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W52
591     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
591     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2
708     382         THORNBURG       WFB MASTER SERVICING    TMST 2006-4
708     390         THORNBURG       WFB MASTER SERVICING    TMST 2006-5
708     B09-001     THORNBURG       WFB MASTER SERVICING    BOA SALE
708     B09-002     THORNBURG       WFB MASTER SERVICING    TMST 2006-1
708     B60         THORNBURG       WFB MASTER SERVICING    TMST 2005-4
708     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
708     L68         THORNBURG       WFB MASTER SERVICING    EMC TRNSF HORNBURG 2005-2
708     M84         THORNBURG       WFB MASTER SERVICING    TMST 2005-3
708     M84-001     THORNBURG       WFB MASTER SERVICING    WELLS 2005-20/LEHMAN SALE
708     P16         THORNBURG       WFB MASTER SERVICING    WFHM 2003-W06
708     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2


(page)


708     H06     UBS WARBURG               WFB MASTER SERVICING    *
472     J15     UBS WARBURG               WFB MASTER SERVICING    SEE CAT
685     J15     UBS WARBURG               WFB MASTER SERVICING    *
472     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
685     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
472     H04     UBS WARBURG               WFB MASTER SERVICING    *
106     904     UBS PMSR MAST2005-2       WFB MASTER SERVICING    MAST 2005-2
106     905     UBS PMSR MABS05-AB1       WFB MASTER SERVICING    MABS 05-AB1
106     908     UBS PMSR MALT2005-5       WFB MASTER SERVICING    MALT2005-5
106     910     UBS PMSR MALT2005-3       WFB MASTER SERVICING    MALT2005-3
106     911     UBS PMSR MALT2005-4       WFB MASTER SERVICING    MALT2005-4
106     913     UBS PMSR MAST2005-6       WFB MASTER SERVICING    MASTR 05-6
106     919     UBS PMSR MALT 2006-1      WFB MASTER SERVICING    MALT 2006-1
106     920     UBS PMSR MABS 06-AB1      WFB MASTER SERVICING    MABS06-AB1
106     921     UBS PMSR MABS 2006-NC1    WFB MASTER SERVICING    MABS 2006-NC1
106     922     UBS PMSR MASTR 2006-HE1   WFB MASTER SERVICING    MASTR 2006-HE1
106     923     UBS PMSR MAST 2006-1      WFB MASTER SERVICING    MAST 2006-1
106     924     UBS PMSR MASTR 2006-2     WFB MASTER SERVICING    MASTR 2006-2
106     931     UBS PMSR MABS 2006-HE4    WFB MASTER SERVICING    MABS 2006-HE4
708     H02     UBS WARBURG               WFB MASTER SERVICING    *
708     H03     UBS WARBURG               WFB MASTER SERVICING    *
591     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H05     UBS WARBURG               WFB MASTER SERVICING    *
708     J15     UBS WARBURG               WFB MASTER SERVICING    *
591     J90     UBS WARBURG               WFB MASTER SERVICING    OPTRED 04-2004
708     J90     UBS WARBURG               WFB MASTER SERVICING    *
708     M32     UBS                       WFB MASTER SERVICING    MABS 2005-AB1
708     M59     UBS                       WFB MASTER SERVICING    MARP 2005-2
708     M71     UBS                       WFB MASTER SERVICING    MASTR 2005-WF1 S/S#U219
591     Q27     UBS WARBURG               WFB MASTER SERVICING    MARM 2002-3
591     Q32     UBS WARBURG               WFB MASTER SERVICING    WFHM 2002-S01
591     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1
708     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1


(page)


                WACHOVIA        WELLS FARGO CTS   *
                NATIONAL
685     D61     BANK
708     280     WACHOVIA        WELLS FARGO CTS   *





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns ARM Trust 2006-1

Per Section 3.15 of the Sale and Servicing Agreement, dated as of 2/28/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.




Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (d)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns ARM Trust 2006-1

Per Section 3.15 of the Sale and Servicing Agreement, dated as of 2/28/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.




Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary




Ex. 99


                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     THIS ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT (the "Assignment and Assumption Agreement"), dated as of February 28, 2006, among EMC Mortgage Corporation, a Delaware corporation (the "Assignor"), Bear Stearns ARM Trust 2006-1, as issuer (the "Assignee"), Wells Fargo Bank, N.A. (the "Company") and CS OT I LLC, as seller (the "Seller").

     Whereas  the  Assignor purchased certain mortgage loans listed on Exhibit A
                                                                       ---------
attached hereto (the "Mortgage Loans") from the Company pursuant to that certain Amended and Restated Master Mortgage Loan Purchase Agreement dated as of November 1, 2005 (the "Mortgage Loan Purchase Agreement"), by and between the Company and the Assignor, and those certain Assignment and Conveyance Agreements dated as of November 29, 2005 and February 27, 2006 between the Company and the Assignor (the "Assignment and Conveyance Agreements"); and

     Whereas the Assignor and the Company entered into that certain Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005 (the "Warranties and Servicing Agreement"), pursuant to which the Company agreed to service the Mortgage Loans.

     In consideration of the mutual promises and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Mortgage Loans now serviced by the Company for the Assignor and its successors and assigns pursuant to the Warranties and Servicing Agreement shall be subject to the terms of this Assignment and Assumption Agreement. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Warranties and Servicing Agreement.

Assignment  and  Assumption
---------------------------

1. Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest in, to and under (a) the Mortgage Loans and (b) the Warranties and Servicing Agreement with respect to the Mortgage Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title and interest, to and under the Warranties and Servicing Agreement with respect to any mortgage loan other than the Mortgage Loans listed on Exhibit A. Except as is otherwise
                                               ---------
expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Warranties and Servicing Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

     To the extent the Assignor fails to cure, repurchase or substitute for a Mortgage Loan or indemnify the Assignee for any representation or warranty assigned or made by the Assignor, the Company shall cure, repurchase or substitute for a Mortgage Loan or indemnify the Assignee, but only to the extent that the Company has agreed to indemnify the Assignor under the terms of the Warranties and Servicing Agreement, as amended.

Representations  Warranties  and  Covenants
-------------------------------------------

2. The Assignor warrants and represents to, and covenants with, the Assignee that as of the date hereof:

          (a)  Attached  hereto  as Exhibit  B  are  true and accurate copies of
                                    ----------
               the Warranties and Servicing Agreement and Assignment and Conveyance Agreements, which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, further amended or modified in any respect, nor has any notice of termination been given thereunder;

          (b) The Assignor is the lawful owner of the Mortgage Loans with full right to transfer the Mortgage Loans and any and all of its interests, rights and obligations under the Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Mortgage Loans to the Assignee as contemplated herein, Assignee shall have good title to each and every Mortgage Loan, as well as any and all of the Assignee's interests, rights and obligations under the Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear of any and all liens, claims and encumbrances;

          (c) There are no offsets, counterclaims or other defenses available to the Company with respect to the Mortgage Loans or the Warranties and Servicing Agreement;

          (d) The Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Mortgage Loan;

          (e) The Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Mortgage Loans;

          (f) The Assignor has full corporate power and authority to execute, deliver and perform its obligations under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by the Assignor of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignor. This Assignment and Assumption Agreement has been duly executed and delivered by the Assignor and, upon the due authorization, execution and delivery by the Assignee and the Company, will constitute the valid and legally binding obligation of the Assignor enforceable against the Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignor in connection with the execution, delivery or performance by the Assignor of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans or any interest in the Mortgage Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, or any interest in the Mortgage Loans or otherwise approached or negotiated with respect to the Mortgage Loans, or any interest in the Mortgage Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Mortgage Loans a violation of
               Section 5 of the 1933 Act or require registration pursuant thereto; and

          (h) The Assignor has received from the Company, and has delivered to the Assignee, all documents required to be delivered to the Assignor by the Company prior to the date hereof pursuant to the Warranties and Servicing Agreement with respect to the Mortgage
               Loans and has not received, and has not requested from the Company, any additional documents.

3. The Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

          (a) The Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Mortgage Loans on behalf of the holders of Bear Stearns ARM Trust 2006-1, Mortgage-Backed Notes, Series 2006-1;

          (b) The Assignee has full corporate power and authority to execute, deliver and perform under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Assignee or its property is subject. The execution, delivery and performance by the Assignee of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignee. This Assignment and Assumption Agreement has been duly executed and delivered by the Assignee and, upon the due authorization, execution and delivery by the Assignor and the Company, will constitute the valid and legally binding obligation of Assignee enforceable against the Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignee in connection with the execution, delivery or performance by the Assignee of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby; and

          (d) The Assignee assumes all of the rights of the Purchaser under the Warranties and Servicing Agreement with respect to the Mortgage Loans other than the right to enforce the obligations of the Company under the Warranties and Servicing Agreement.

4. The Company warrants and represents to, and covenants with, the Assignor and the Assignee as of the date hereof:

          (a)  Attached  hereto  as  Exhibit  B  are true and accurate copies of
                                     ----------
               the Warranties and Servicing Agreement and Assignment and Conveyance Agreements, which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, further amended or modified in any respect, nor has any notice of termination been given thereunder;

          (b) The Company is a national banking association duly organized, validly existing and in good standing under the laws of the United States, and has all requisite power and authority to service the Mortgage Loans and otherwise to perform its obligations under the Warranties and Servicing Agreement;

          (c) The Company has full power and authority to execute, deliver and perform its obligations under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject. The execution, delivery and performance by the Company of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary action on part of the Company. This Assignment and Assumption Agreement has been duly executed and delivered by the Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against the Company in accordance with its terms except as enforceability may be limited by the effect of insolvency, liquidation, conservatorship and other similar laws administered by the Federal Deposit Insurance Corporation affecting the enforcement of contract obligations of insured banks and subject to the application of the rules of equity;

          (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Company in connection with the execution, delivery or performance by the Company of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby;

          (e) The Company shall establish a Custodial Account and an Escrow Account under the Warranties and Servicing Agreement in favor of the Assignee with respect to the Mortgage Loans separate from the Custodial Account and Escrow Account previously established under the Warranties and Servicing Agreement in favor of Assignor; and

          (f) Pursuant to Section 9.01 of the Warranties and Servicing Agreement, the Company hereby restates the representations and warranties set forth in Sections 3.01 of the Warranties and Servicing Agreement with respect to the Company as of the date hereof.

5. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this Assignment and Assumption Agreement or the breach of any covenant or condition contained herein.

     In addition, Company hereby acknowledges that from and after the date hereof, the Mortgage Loans will be subject to the Sale and Servicing Agreement (the "Sale and Servicing Agreement"), dated as of February 28, 2006, by and among the Seller, the Assignee, U.S. Bank National Association, as indenture trustee (the "Indenture Trustee"), Bear Stearns Asset Backed Securities I LLC ("BSABS I") and Wells Fargo Bank, N.A., as master servicer (in such capacity, the "Master Servicer") and securities administrator (in such capacity, the "Securities Administrator"). Pursuant to the Sale and Servicing Agreement, the Master Servicer has the right to monitor the Company's performance of its servicing obligations under the Warranties and Servicing Agreement. Such right will include, without limitation, the right to receive all remittances required to be made by the Company under the Warranties and Servicing Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Warranties and Servicing Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company hereby acknowledges that the Master Servicer shall be obligated to notify the Assignee in accordance with the Sale and Servicing Agreement upon the discovery of an event of default by the Company of its obligations under the Warranties and Servicing Agreement and the Assignee shall have the right to terminate the Company as servicer under the Warranties and Servicing Agreement upon the occurrence of such an event of default. The
Company shall make all distributions under the Warranties and Servicing Agreement to the Master Servicer by wire transfer of immediately available funds to:

          Bear Stearns BART 2006-1 Master Servicer Collection Account Wells Fargo Bank, N.A.
          ABA# 121000248
          Account Name: SAS Clearing
          Account # 3970771416
          For Further Credit to: BART 2006-1, Account # 50901000

and the Company shall deliver all reports required to be delievered under the Warranties and Servicing Agreement to the Master Servicer at:

          Wells Fargo Bank, N.A.
          9062 Old Annapolis Road
          Columbia, Maryland 21045
          Attention: Client Manager BART 2006-1
          Telecopy No.: (410) 715-2380

     It is expressly understood and agreed by the parties hereto that (a) this Assignment and Assumption Agreement is executed and delivered by Wilmington Trust Company, not individually or personally but solely as owner trustee of Bear Stearns ARM Trust 2006-1 (the "Trust"), in the exercise of the powers and authority conferred and vested in it under the Amended and Restated Trust Agreement, dated as of February 28, 2006, by and among Wilmington Trust Company, as owner trustee (the "Owner Trustee"), BSABS I and the Securities Administrator, (b) each of the representations, undertakings and agreements herein made on the part of the Trust is made and intended not as personal representations, undertakings and agreements by the Owner Trustee but is made and intended for the purpose of binding only the Trust and (c) under no circumstances shall the Owner Trustee be personally liable for the payment of any indebtedness or expenses of the Trust or be liable for the breach or failure of any obligation, representation, warranty or covenant made or undertaken by the Trust under this Assignment and Assumption Agreement.

Recognition  of  Assignee
-------------------------

6. From and after the date hereof, Company shall recognize Assignee as owner of the Mortgage Loans, and will service the Mortgage Loans in accordance with the Warranties and Servicing Agreement (as modified herein), the terms of which are incorporated herein by reference. The Company acknowledges and consents to
(i) the assignment by the Assignor to the Assignee of all of the Assignor's rights against the Company pursuant to the Warranties and Servicing Agreement and to the enforcement or exercise of any right or remedy against the Company pursuant to the Warranties and Servicing Agreement as assigned by the Assignor and (ii) the assignment by the Assignee to the Indenture Trustee of such rights and to the enforcement or exercise of any right or remedy by the Indenture
Trustee, or the Master Servicer acting pursuant to the Sale and Servicing Agreement (as defined below), against the Company pursuant to this Assignment and Assumption Agreement as assigned by the Assignee. Such enforcement of a right or remedy by the Assignee, the Master Servicer or the Indenture Trustee, as applicable, shall have the same force and effect as if the right or remedy had been enforced or exercised by the Assignor directly.

     It is the intention of Assignor, Company and Assignee that this Assignment and Assumption Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Warranties and Servicing Agreement (except as is specified in Section 7 below) which amendment, modification, waiver or other alteration would in any way affect the Mortgage Loans without the prior written consent of Assignee.

Modification  of the  Warranties  and  Servicing Agreement
----------------------------------------------------------

7. The Company and Assignor hereby amend the Warranties and Servicing Agreement as follows:

     (a) The following definitions shall be added to Article I of the Warranties and Servicing Agreement:

     BSABS  I:  Bear  Stearns  Asset  Backed  Securities  I  LLC.
     --------

     Certificateholder:  The  holder  of The Bear Stearns ARM Trust 2006-1 Trust
     -----------------
     Certificate,  Series  2006-1.

     Indenture  Trustee:  U.S.  Bank  National Association, or its successors in
     ------------------
     interest, or any successor indenture trustee appointed as provided in the Sale and Servicing Agreement.

     Master  Servicer:  Wells  Fargo  Bank,  N.A.  or  any  successor  thereto.
     ----------------

     Nonrecoverable Advance: Any advance previously made by the Company pursuant
     ----------------------
     to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Company, may not be ultimately recoverable by the Company from Liquidation Proceeds or otherwise. The determination by the Company that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Company delivered to the Purchaser and the Master Servicer and detailing the reasons for such determination.

     Prepayment  Charge:  Any prepayment premium, penalty or charge payable by a
     ------------------
     Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

     Sale  and  Servicing Agreement:  That certain Sale and Servicing Agreement,
     ------------------------------
     dated as of February 28, 2006, among BSABS I, the Indenture Trustee, the Master Servicer, the Securities Administrator, Bear Stearns ARM Trust 2006-1, as issuing entity and CS OT I LLC.

     Securities Administrator: Wells Fargo Bank, N.A., or any successor thereto.
     ------------------------

     TMP  Trigger Event:  A separate transfer or retention of any Class X Notes,
     ------------------
     Class B Notes or the owner trust certificate that would, in the opinion of nationally recognized tax counsel (at the expense of the Person seeking to so transfer or hold), cause the issuing entity to be a taxable mortgage pool for federal income tax purposes that is subject to federal income tax as a corporation.

     (b) The definition of Principal Prepayment in Article I of the Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     (c) The definition of "Qualified Depository" in the Warranties and Servicing Agreement shall be modified by deleting the word "A-1" and replacing it with the word "A-1+".

     (d) The following sentence is added after the first sentence of the first paragraph of Section 4.02 of the Warranties and Servicing Agreement:

     "The Company, on behalf of the Purchaser, may also, in its discretion, as an alternative to foreclosure, sell defaulted Mortgage Loans at fair market value to third-parties, if the Company reasonably believes that such sale would maximize proceeds to the Purchaser (on a present value basis) with respect to each such Mortgage Loan."

     (e) The following is added after the third paragraph of Section 4.02 of the Warranties and Servicing Agreement:

     Notwithstanding anything in this Agreement to the contrary, for so long as the Master Servicer has not notified the Company that the Certificateholder is no longer entitled to the rights described in this Section 4.02:

     (a) The Company shall not commence foreclosure proceedings with respect to a Mortgage Loan unless (i) no later than five Business Days prior to its commencement of such foreclosure proceedings, it notifies the Master Servicer and the Certificateholder of its intention to do so, and (ii) the Certificateholder, either directly or through the Master Servicer, does not, within such five-Business-Day period, affirmatively object to such action.

     (b) In the event that the Company determines not to proceed with foreclosure proceedings with respect to a Mortgage Loan that becomes 60 days' or more delinquent and the Company has determined that it is unable to collect payments due under such Mortgage Loan in accordance with Accepted Servicing Practices, the Company shall, prior to taking any action with respect to such Mortgage Loan, promptly provide the Master Servicer and the Certificateholder with notice of such determination and a description of such other action as it intends to take with respect to such Mortgage Loan; provided, that the Company shall not be permitted to proceed
                    --------
     with any such action unless the Certificateholder, either directly or through the Master Servicer, does not, within five Business Days following such notice, affirmatively object to the Company taking such action.

     (c) If the Certificateholder timely and affirmatively objects to an action or contemplated action of the Company pursuant to either (a) or
     (b) above, then the Certificateholder shall instruct the Master Servicer to hire, at the Certificateholder's sole cost and expense, three appraisal firms, selected by the Master Servicer in its sole and absolute discretion from the list of appraisal firms attached as Exhibit C, to compute the fair value of the Mortgaged Property relating to the related Mortgage Loan utilizing the Fannie Mae Form 2055 Exterior-Only Inspection Residential Appraisal Report (each such appraisal-firm computation, a "Fair Value Price"), in each case (other than as set forth in (d) below) no later than 30 days from the date of such Certificateholder objection. If the Master Servicer shall have received three Fair Value Prices by the end of such 30-day period, then the Certificateholder shall, no later than 5 days after the expiration of such 30-day period, purchase such Mortgage Loan and the related Mortgaged Property at an amount equal to the sum of (i) accrued and unpaid interest on such Mortgage Loan as of such purchase date ("Accrued Interest") and (ii) the highest of such three Fair Value Prices respectively determined by such appraisal firms, and shall promptly delivery such amount to the Company for deposit into the Custodial Account. All costs relating to the computation of the related Fair Value Prices shall be for the account of the Certificateholder and shall be paid by the Certificateholder at the time of such Mortgage Loan and the related Mortgaged Property are purchased by the Certificateholder.

     (d)     If  the  Master  Servicer  shall not have received three Fair Value
     Prices  at  the  end  of  the  30-day  period set forth in (c) above, then:

          (i) The Master Servicer shall obtain such three Fair Value Prices no later than 15 days after the end of such 30-day period.

          (ii) If the Master Servicer shall have only received two Fair Value Prices at the end of such 15-day extension period, then the Master Servicer will determine, in its sole and absolute discretion, the fair value of the Mortgaged Property relating to such Mortgage Loan, related Insurance Proceeds and the current delinquency status of such Mortgage Loan) (such fair value, the "Master Servicer Fair Value Price"), and the Certificateholder shall, no later than 5 days after the expiration of such 15-day extension period, purchase (and deliver to the Company the purchase price for) such Mortgage Loan and the related Mortgaged Property at an amount equal to the sum of (A) Accrued Interest thereon and (B) the higher of (1) the highest of such two Fair Value Prices determined by such appraisal firms and (2) the Master Servicer Fair Value Price.

          (iii) If the Master Servicer shall have received only one Fair Value Price at the end of such 15-day extension period, then the Master Servicer will determine, in its sole and absolute discretion, the Master Servicer Fair Value Price of the Mortgaged Property related to such Mortgage Loan, and:

               (A) if such Master Servicer Fair Value Price is equal to or greater than the unpaid principal balance of the related Mortgage Loan as of such date (the "Unpaid Principal Balance"), then the Certificateholder shall, no later than 5 days after the expiration of such 15-day extension period, purchase (and deliver to the Company the purchase price for) such Mortgage Loan and the related Mortgaged Property at an amount equal to the sum of (1) Accrued Interest thereon and (2) such Master Servicer Fair Value Price; and

               (B) if such Master Servicer Fair Value Price is less than the related Unpaid Principal Balance, then the Certificateholder shall, no later than 5 days after the expiration of such 15-day extension period, purchase (and deliver to the Company the purchase price for) such Mortgage Loan and the related Mortgaged Property at an amount equal to the sum of (1) Accrued Interest thereon and (2) the related Unpaid Principal Balance (such sum, the "Preliminary Purchase Price"); provided, that the provisions of clause (d)(iv) shall thereafter apply.

          (iv) Following the payment by the Certificateholder of the Preliminary Purchase Price, the Master Servicer shall continue to hire appraisal firms at the Certificateholder's sole cost and expense to compute the Fair Value Price of the Mortgaged Property related to such Mortgage Loan, and at such time as two such Fair Value Prices shall have been obtained:

               (A) if the sum of (1) Accrued Interest on the related Mortgage Loan and (2) the higher of (x) the highest of such two Fair Value Prices determined by such appraisal firms and (y) the Master Servicers Fair Value Price of the Mortgaged Property related to such Mortgage
          Loan (such sum, the "Revised Fair Value Price") is greater than such Preliminary Purchase Price, then the Master Servicer shall promptly notify the Certificateholder and the Company of such calculation, and the Certificateholder shall, no later than 5 days after such notice, remit to the Company, for deposit into the Custodial Account, the difference between such Revised Fair Value Price and such Preliminary Purchase Price; and

               (B) if such Preliminary Purchase Price is greater than such Revised Fair Value Price, then the Master Servicer shall promptly notify the Certificateholder and the Company of such calculation, and the Company shall, no later than 5 days after such notice, remit to the Certificateholder, from funds then on deposit in the Custodial Account, the difference between such Preliminary Purchase Price and such Revised Fair Value Price.

     (e) Notwithstanding anything herein to the contrary, the Certificateholder shall not be entitled to any of its rights set forth herein with respect to a Mortgage Loan following its failure to purchase such Mortgage Loan and the related Mortgaged Property, at the related purchase price set forth in this Section 4.02 within the timeframe set forth in this Section 4.02 following the Certificateholder's objection to an action of the Company, and the Company shall provide the Master Servicer written notice of such failure.

     (f) Any notice, confirmation, instruction or objection pursuant to paragraphs (a), (b), (c) and (d) above may be delivered via facsimile or other written or electronic communication as the parties hereto and the Certificateholder may agree to from time to time.

     (g) For the avoidance of doubt, the Certificateholder's rights set forth in this Section 4.02 are intended to provide the Certificateholder, for so long as it owns 100% of the Privately Offered Notes and the Trust Certificates (each as defined in Appendix A of the Indenture) and has not forfeited its right under this Section
          4.02 as set forth in clause (e) above, with the unilateral right to control foreclosure decisions in respect of delinquent and defaulted Mortgage Loans, and certain exclusive purchase rights so as to maximize the recovery value on delinquent and defaulted Mortgage Loans.

     To the extent that the Certificateholder purchases any Mortgage Loan pursuant to this Section 4.02, the Company will continue to service such Mortgage Loan in accordance with this Agreement. The parties acknowledge that, in such event, the Master Servicer will have no duty or responsibility to master service any such Mortgage Loan."

     (f) Article IV of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by adding the following paragraph to
Section  4.03:

          The Company shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Company, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Company is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Purchaser by the Remittance Date.

     (g) The following is added as Subsection 4.05(x) of the Warranties and Servicing Agreement:

          "(x)  to  reimburse  itself  for  any  Nonrecoverable  Advances;"

     (h) Article IV of the Warranties and Servicing Agreement is hereby amended by replacing Section 4.25 with the following:

     The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (a) of this Section 4.25. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (b) of this Section 4.25.

     (a) It shall not be necessary for the Company to seek the consent of the Purchaser, ANY Master Servicer or any Depositor to the utilization
                      ---
     of any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section 4.25 and with Sections 6.04, 6.06, 9.01(e)(iii), 9.01(e)(v), 9.01(e)(vi), 9.01(e)(vii),
     9.01(e)(viii) and 9.01(f) of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under Section 9.01(e)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under Section 6.04 and any assessment of compliance and attestation required to be delivered by such Subservicer under Section 6.06 and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 6.06 as and when required to be delivered.

     (b) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, such Depositor and such Master Servicer) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

     As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.06 and 9.01(f) of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and the other certifications required to be delivered by such Subservicer and such Subcontractor under Section 6.06, in each case as and when required to be delivered.

     (i) Article V of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by deleting Section 5.02 in its entirety and replacing it with the following:

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

No later than the tenth (10th) calendar day (or if such tenth (10th) day is not a Business Day, the first Business Day immediately preceding such tenth (10th day) of each month, the Company shall furnish to the Master Servicer an electronic file containing the data specified in Exhibit I, which data shall
                                                     ---------
reflect information as to the period ending on the last day of the preceding month, Exhibit J with respect to defaulted mortgage loans and Exhibit M, with
        ----------                                               ---------
respect  to  realized  losses  and  gains,  with  each  such  report.

     (j) Section 6.04 (Annual Statements as to Compliance) of the Warranties and Servicing Agreement is hereby amended as follows:

          (1)     delete  paragraph  (i)  in  its  entirety;

          (2) delete the reference to "(ii)" at the beginning of the section paragraph; and

          (3) Delete the references to "the Purchaser and any Depositor" and replace each with "the Master Servicer".

     (k) Section 6.05 (Annual Independent Public Accountants' Servicing Report) of the Warranties and Servicing Agreement is deleted in its entirety.

     (l) Section 6.06 (Report on Assessment of Compliance and Attestation) of the Warranties and Servicing Agreement is hereby amended by replacing the references to "the Purchaser and any Depositor" with "the Master Servicer" and "the Purchaser and such Depositor" with "the Master Servicer".

     (m) Section 6.07(ii) of the Warranties and Servicing Agreement is hereby amended by replacing the references to "Purchaser or Depositor" with "Purchaser, any Master Servicer or any Depositor."

     (n) The following are added as the second, third and fourth paragraphs of Section 6.09 of the Warranties and Servicing Agreement:

          "Notwithstanding anything in this Agreement to the contrary, the Company (a) shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of any Mortgage Loan that would both effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder).

          After the REMIC Conversion, as described in the Trust Agreement, prior to taking any action with respect to the Mortgage Loans which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel reasonably acceptable to the Securities Administrator with a copy to the Trustee with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
     Code) (either such event, an "Adverse REMIC Event"), and the Company shall not take any such action or cause the Trust Fund to take any such action as to which it has been advised that an Adverse REMIC Event could occur.

          After the REMIC Conversion, as described in the Trust Agreement, the Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Company shall not enter into any arrangement by which any REMIC will receive a fee or other compensation for services nor permit any REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code."

     (o) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing Section 9.01(e)(iv) with the following:

     (iv) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and Third-Party Originator to) (1) provide prompt notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving the Company, any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in Section 9.01(e)(i)(D) (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement, and (2) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

          All notification pursuant to this Section 9.01(e)(iv), other than those pursuant to Section 9.01(e)(iv)(A), should be sent to:

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     With  a  copy  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     Notifications  pursuant  to  Section  9.01(e)(iv)(A)  should  be  sent  to:

     EMC  Mortgage  Corporation
     Two  Mac  Arthur  Ridge
     909  Hidden  Ridge  Drive,  Suite  200
     Irving,  TX  75038
     Attention:  Associate  General  Counsel  for  Loan  Administration
     Facsimile:  (972)  831-2555

     With  copies  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     (p) Section 9.01(e)(v) of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof, by replacing the references to "the Purchaser and any Depositor" with "the Purchaser, the Master Servicer and any Depositor" and "the Purchaser and such Depositor" with "the Purchaser, the Master Servicer and such Depositor".

     (q) The third paragraph of Section 9.01 of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing such section with the following:

          The Purchaser and the Company acknowledge and agree that the purpose of Section 9.01(e) is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the Company acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings. References in this Agreement to compliance with Regulation AB include provision of comparable disclosure in private offerings.

          Neither the Purchaser, the Master Servicer nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder (or the provision in a private offering of disclosure comparable to that required under the Securities Act). The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser, the Master Servicer or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser and any Master Servicer to deliver to the Purchaser (including any of its assignees or designees), any Master Servicer and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser, the Master Servicer or any Depositor to permit the Purchaser, such Master Servicer or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

          The Purchaser (including any of its assignees or designees) shall cooperate with the Company by providing timely notice of requests for information under these provisions and by reasonably limiting such requests to information required, in the Purchaser's reasonable judgment, to comply with Regulation AB.

     (r) Section 9.01(e)(vii) of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing such section with the following:

          (vii) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten (10) days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

               (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

               (B) material breaches of pool asset representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation
     AB);  and

               (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

     (s) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by inserting the following new Section 9.01(e)(viii) as follows:

          (viii) The Company shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder.

     (t) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by inserting the following after Section 9.01(e)(iii)(H) in its entirety as follows:

          (I) a description of any material legal or governmental proceedings pending (or known to be contemplated) against the Servicer; and

          (J) a description of any affiliation or relationship between the Servicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Servicer by the Purchaser or any Depositor in writing in advance of such Securitization
     Transaction:

               (1)     the  sponsor;
               (2)     the  depositor;
               (3)     the  issuing  entity;
               (4)     any  servicer;
               (5)     any  trustee;
               (6)     any  originator;
               (7)     any  significant  obligor;
               (8)     any  enhancement  or  support  provider;  and
               (9)     any  other  material  transaction  party.

     (u) Article IX of the Warranties and Servicing Agreement is hereby amended by replacing Section 9.01(f) with the following:

     (f) the Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization Transaction; each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under Sections 9.01(c) and (e) by or on behalf of the Company, or provided under Sections 9.01(c) and (e) by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company
                    Information or any portion thereof is presented together with or separately from such other information;

          (ii)      any  breach  by  the  Company  of its obligations under this
                    Section 9.01(f), including any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Sections 9.01(c) and (e), including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB; or

          (iii) any breach by the Company of a representation or warranty set forth in Section 9.01(e)(iv)(A) or in a writing furnished pursuant to Section 9.01(e)(iv)(B) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 9.01(e)(iv)(B) to the extent made as of a date subsequent to such closing date.

          (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under this Section.

                    If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party ins such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

                    In the case of any failure of performance described in sub-clause (ii) of this Section 9.01(f), the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

     THIS INDEMNIFICATION SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT OR THE TERMINATION OF ANY PARTY TO THIS AGREEMENT.

     (v) The following is added as Section 10.01(ix) of the Warranties and Servicing Agreement:

          (ix) failure by the Company to duly perform, within the required time period, its obligations under Sections 6.04, 6.06, or 9.01(e) which failure continues unremedied for a period of fifteen (15) calendar days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by any party to this Agreement or by any master servicer responsible for master servicing the Mortgage Loans pursuant to a securitization of such Mortgage Loans.

     (w) Article X of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by adding the following at the end of the last paragraph of Section 10.01:

          If the Company is terminated pursuant to this Section 10.01, the Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

     (x) The first sentence of Section 12.03 of the Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

          Section  12.03      Governing  Law.
                              ---------------

          This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     (y) A new Section 12.12 (Third Party Beneficiary) is hereby added to the Warranties and Servicing Agreement.

          Section  12.12     Third  Party  Beneficiary.
                             --------------------------

          For purposes of this Agreement, each Master Servicer shall be considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

     (z) A new Section 12.13 (Special Servicing Provisions Prior to a TMP Trigger Event) is hereby added to the Warranties and Servicing Agreement.

          Section  12.13     Special Servicing  Provisions Prior to  the  REMIC
                             -------------------------------------------------
     Conversion.
     ----------

          Upon receiving notice from the Master Servicer that a lender or other entity is seeking to sell or hold any of the Certificate, Class X Notes or Class B Notes and thereby cause a TMP Trigger Event, the Company shall, prior to any such sale or holding, (i) solicit at least two bids for the REO Properties and other non-REMIC eligible properties then existing in the Trust Estate, at least one of which is sufficient not to result in the allocation of any Realized Losses to any of the Senior Notes and (ii) sell such REO Properties and non-REMIC-eligible properties on behalf of the Issuing Entity to a third party at their fair market value. The Company shall provide the Indenture Trustee, the Owner Trustee and the Depositor with prompt notice of the completion of the steps specified in the foregoing sentence.

     (aa) A new Section 12.14 (Foreclosure Restrictions) is hereby added to the Warranties and Servicing Agreement.

          Section  12.14  Foreclosure  Restrictions.
                          --------------------------

          After the REMIC Conversion, as described in the Trust Agreement, the following restrictions on foreclosure shall apply with respect to any Mortgage Loans that are sixty or more days Delinquent as of the "startup day" of any REMIC elected by the Underlying REMIC Trust (each such Mortgage Loan, a "Foreclosure Restricted Loan: in connection with the servicing of any Foreclosure Restricted Loan, the Company shall not acquire any Mortgaged Property on behalf of any REMIC in connection with a default or imminent default on a Foreclosure Restricted Loan, if acquiring title to the Mortgaged Property underlying the Foreclosure Restricted Loan would cause the adjusted bases, for federal income tax purposes, of these Mortgaged Properties owned by the related REMIC after foreclosure, along with the adjusted based of any other assets owned by the related REMIC other than "qualified mortgages" and "permitted investments" within the meaning of section 860G of the Code, to exceed 0.75% of the adjusted bases of all of the assets of the related REMIC. If the adjusted bases of such Mortgaged Properties in foreclosure, along with the adjusted bases of any other assets owned by the related REMIC other than "qualified mortgages" and "permitted investments" with the meaning of section 860G of the Code, exceed 1.0% of the adjusted bases of all of the assets of the related REMIC immediately after the distribution of principal and interest on any distribution date, the Company shall dispose of enough of such Mortgaged Properties in foreclosure, for cash or otherwise, so that the adjusted bases of such Mortgaged Properties in foreclosure, along with any other assets owned by the related REMIC other than "qualified mortgages" and "permitted investments" within the meaning of Section 860G of the Code, will be less than 1.0% of the adjusted bases of all of the assets of the related REMIC. In either event, the Company is permitted to acquire (for its own account and not on behalf of the Underlying REMIC Trust) the Mortgaged Property at the foreclosure sale for an amount not less than the greater of: (i) the highest amount bid by any other person at the foreclosure sale, or (ii) the estimated fair market value of the Mortgaged Property, as determined by the Company in good faith.

     (bb) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit I, a copy of which is annexed hereto as Exhibit C.

     (cc) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit J, a copy of which is annexed hereto as Exhibit D.

     (dd) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit K, a copy of which is annexed hereto as Exhibit E.

     (ee) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit D, a copy of which is annexed hereto as Exhibit F.

8. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Warranties and Servicing Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

Notices:

9. The Assignor's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          EMC  Mortgage  Corporation
          Mac  Arthur  Ridge  Illinois
          909  Hidden  Ridge  Drive,  Suite  200
          Irving,  Texas  75038
          Attention:  Ralene  Ruyle,  President


          With  a  copy  to:

          Bear Stearns Mortgage Capital Corporation
          383 Madison Avenue
          New York, New York 10179
          Attention: Ernie Calabrese

     The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          U.S.  Bank  National  Association,
          as  trustee
          One  Federal  Street,  3rd  Floor
          Boston,  MA  02110
          Attention: Corporate Trust Services
          BART 2006-1
          Telecopy: (617) 603-6413

     The Company's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          Wells  Fargo  Bank,  N.A.
          1 Home Campus
          MAC X2401-042
          Des Moines, Iowa 50328-0001
          Attention:  John  B.  Brown


          With  a  copy  to:

          Wells  Fargo  Bank,  N.A.
          1  Home  Campus
          Des  Moines,  Iowa  50328-0001
          Attention:  General  Counsel  -  MAC  X2401-06T

Miscellaneous:
--------------

10. Each party will pay any commissions it has incurred and the Assignor shall pay the fees of its attorneys and the reasonable fees of the attorneys of the Assignee and the Company in connection with the negotiations for, documenting of and closing of the transactions contemplated by this Assignment and Assumption Agreement.

11. This Assignment and Assumption Agreement shall be construed in accordance with the laws of the State of New York, including Sections 5-1401 and 5-1402 of the New General Obligations Law, but otherwise without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

12. No term or provision of this Assignment and Assumption Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

13. This Assignment and Assumption Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

14. This Assignment and Assumption Agreement shall survive the conveyance of the Mortgage Loans and the assignment of Warranties and Servicing Agreement to the extent of the Mortgage Loans by Assignor to Assignee and the termination of the Warranties and Servicing Agreement.

15. This Assignment and Assumption Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

16. In the event that any provision of this Assignment and Assumption Agreement conflicts with any provision of the Warranties and Servicing Agreement with respect to the Mortgage Loans, the terms of this Assignment and Assumption Agreement shall control.

17. Any new loan number assigned to a Mortgage Loan by the Assignee shall be provided to the Company at the following address: Wells Fargo Bank, N.A., 1 Home Campus, MAC X2401-042, Des Moines, Iowa 50328-0001 Attention: John B. Brown. In addition, if Assignee has changed its document custodian from the previous custodian, such new custodian's name, address and contact information shall be provided to the Company at the aforementioned address.

     IN WITNESS WHEREOF, the parties have caused this Assignment and Assumption Agreement to be executed by their duly authorized officers as of the date first above written.


                                   BEAR  STEARNS  ARM  TRUST  2006-1
                                   By:  Wilmington  Trust  Company
                                   not individually but solely as Owner Trustee, as Assignee

                                   By:
                                       -----------------------------------------
                                   Name:
                                   Title:


                                   EMC  MORTGAGE  CORPORATION,
                                   as  Assignor

                                   By:
                                       -----------------------------------------
                                   Name:
                                   Title


                                   WELLS FARGO BANK, N.A.,
                                   as Company

                                   By:
                                       -----------------------------------------
                                   Name:
                                   Title:


                                   CS OT I LLC,
                                   as Seller

                                   By:
                                       -----------------------------------------
                                   Name:
                                   Title:


Acknowledged  and  Agreed

WELLS FARGO BANK,
N.A.,
as Master Servicer

By:
   --------------------------------
Name:
Title

                                    Exhibit A
                                    ---------

                                 Mortgage Loans


                             [PROVIDED UPON REQUEST]


(page)
                                    Exhibit B
                                    ---------

Amended  and  Restated  Master  Mortgage  Loan  Purchase  Agreement, dated as of
November  1,  2005  by  and  between  Wells  Fargo  and  EMC;

Assignment and Conveyance Agreements, dated as of November 29, 2005 and February 27, 2006 each by and between Wells Fargo and EMC.

Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between the Wells Fargo and EMC

                             [PROVIDED UPON REQUEST]

                                    Exhibit C

                                    EXHIBIT I
                                    ---------

                                               REPORTING DATA FOR MONTHLY REPORT

                                            STANDARD FILE LAYOUT - MASTER SERVICING
------------------------------------------------------------------------------------------------------------------------------
   Column Name                           Description                           Decimal           Format Comment           Max
                                                                                                                          Size
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SER_INVESTOR_NBR       A value assigned by the Servicer to define a group               Text up to 10 digits                20
                       of loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
LOAN_NBR               A unique identifier assigned to each loan by the                 Text up to 10 digits                10
                       investor.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERVICER_LOAN_NBR      A unique number assigned to a loan by the Servicer.              Text up to 10 digits                10
                       This may be different than the LOAN_NBR.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
BORROWER_NAME          The borrower name as received in the file.  It is not            Maximum length of 30 (Last,         30
                       separated by first and last name.                                First)
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_PAY_AMT          Scheduled monthly principal and scheduled interest         2     No commas(,) or dollar signs ($)    11
                       payment that a borrower is expected to pay, P&I
                       constant.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NOTE_INT_RATE          The loan interest rate as reported by the Servicer.        4     Max length of 6                      6
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NET_INT_RATE           The loan gross interest rate less the service fee rate     4     Max length of 6                      6
                       as reported by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_FEE_RATE          The servicer's fee rate for a loan as reported by the      4     Max length of 6                      6
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_FEE_AMT           The servicer's fee amount for a loan as reported by        2     No commas(,) or dollar signs ($)    11
                       the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NEW_PAY_AMT            The new loan payment amount as reported by the             2     No commas(,) or dollar signs ($)    11
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NEW_LOAN_RATE          The new loan rate as reported by the Servicer.             4     Max length of 6                      6
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ARM_INDEX_RATE         The index the Servicer is using to calculate a             4     Max length of 6                      6
                       forecasted rate.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTL_BEG_PRIN_BAL      The borrower's actual principal balance at the             2     No commas(,) or dollar signs ($)    11
                       beginning of the processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTL_END_PRIN_BAL      The borrower's actual principal balance at the end of      2     No commas(,) or dollar signs ($)    11
                       the processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
BORR_NEXT_PAY_DUE_D    The date at the end of processing cycle that the                 MM/DD/YYYY                          10
ATE                    borrower's next payment is due to the Servicer, as
                       reported by Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_AMT_1        The first curtailment amount to be applied.                2     No commas(,) or dollar signs ($)    11
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_DATE_1       The curtailment date associated with the first                   MM/DD/YYYY                          10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
CURT_ADJ_ AMT_1        The curtailment interest on the first curtailment          2     No commas(,) or dollar signs ($)    11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_AMT_2        The second curtailment amount to be applied.               2     No commas(,) or dollar signs ($)    11
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_DATE_2       The curtailment date associated with the second                  MM/DD/YYYY                          10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
CURT_ADJ_ AMT_2        The curtailment interest on the second curtailment         2     No commas(,) or dollar signs ($)    11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_AMT_3        The third curtailment amount to be applied.                2     No commas(,) or dollar signs ($)    11
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SERV_CURT_DATE_3       The curtailment date associated with the third                   MM/DD/YYYY                          10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
CURT_ADJ_AMT_3         The curtailment interest on the third curtailment          2     No commas(,) or dollar signs ($)    11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
PIF_AMT                The loan "paid in full" amount as reported by the          2     No commas(,) or dollar signs ($)    11
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
PIF_DATE               The paid in full date as reported by the Servicer.               MM/DD/YYYY                          10
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTION_CODE            The standard FNMA numeric code used to indicate                  Action Code Key:                     2
                       the default/delinquent status of a particular loan.              15=Bankruptcy,
                                                                                        30=Foreclosure,   ,   60=PIF,
                                                                                        63=Substitution,
                                                                                        65=Repurchase,70=REO
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
INT_ADJ_AMT            The amount of the interest adjustment as reported          2     No commas(,) or dollar signs ($)    11
                       by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SOLDIER_SAILOR_ADJ_AM  The Soldier and Sailor Adjustment amount, if               2     No commas(,) or dollar signs ($)    11
T                      applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
NON_ADV_LOAN_AMT       The Non Recoverable Loan Amount, if applicable.            2     No commas(,) or dollar signs ($)    11
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
LOAN_LOSS_AMT          The amount the Servicer is passing as a loss, if           2     No commas(,) or dollar signs ($)    11
                       applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_BEG_PRIN_BAL     The scheduled outstanding principal amount due at          2     No commas(,) or dollar signs ($)    11
                       the beginning of the cycle date to be passed through
                       to investors.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_END_PRIN_BAL     The scheduled principal balance due to investors at        2     No commas(,) or dollar signs ($)    11
                       the end of a processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_PRIN_AMT         The scheduled principal amount as reported by the          2     No commas(,) or dollar signs ($)    11
                       Servicer for the current cycle -- only applicable for
                       Scheduled/Scheduled Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
SCHED_NET_INT          The scheduled gross interest amount less the               2     No commas(,) or dollar signs ($)    11
                       service fee amount for the current cycle as reported
                       by the Servicer -- only applicable for
                       Scheduled/Scheduled Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTL_PRIN_AMT          The actual principal amount collected by the               2     No commas(,) or dollar signs ($)    11
                       Servicer for the current reporting cycle - only
                       applicable for Actual/Actual Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
ACTL_NET_INT           The actual gross interest amount less the service          2     No commas(,) or dollar signs ($)    11
                       fee amount for the current reporting cycle as
                       reported by the Servicer -- only applicable for
                       Actual/Actual Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
PREPAY_PENALTY_ AMT    The penalty amount received when a borrower                2     No commas(,) or dollar signs ($)    11
                       prepays on his loan as reported by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
PREPAY_PENALTY_        The prepayment penalty amount for the loan waived          2     No commas(,) or dollar signs ($)    11
WAIVED                 by the servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
MOD_DATE               The Effective Payment Date of the Modification for               MM/DD/YYYY                          10
                       the loan.
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
MOD_TYPE               The Modification Type.                                           Varchar - value can be alpha or     30
                                                                                        numeric
---------------------  ------------------------------------------------------  -------  --------------------------------  ----
DELINQ_P&I_ADVANCE_A   The current outstanding principal and interest             2     No commas(,) or dollar signs ($)    11
MT                     advances made by Servicer.
------------------------------------------------------------------------------------------------------------------------------


(page)
                                    Exhibit D

                                    EXHIBIT J
                                    ---------

                                          REPORTING DATA FOR DEFAULTED LOANS

                                    STANDARD FILE LAYOUT - DELINQUENCY REPORTING
---------------------------------------------------------------------------------------------------------------------------
Column/Header Name                                     Description                             Decimal        Format
                                                                                                              Comment
---------------------------  ----------------------------------------------------------------  -------  -------------------
SERVICER_LOAN_NBR            A unique number assigned to a loan by the Servicer.  This
                             may be different than the LOAN_NBR
---------------------------  ----------------------------------------------------------------  -------  -------------------
LOAN_NBR                     A unique identifier assigned to each loan by the
                             originator.
---------------------------  ----------------------------------------------------------------  -------  -------------------
CLIENT_NBR                   Servicer Client Number
---------------------------  ----------------------------------------------------------------  -------  -------------------
SERV_INVESTOR_NBR            Contains a unique number as assigned by an external
                             servicer to identify a group of loans in their system.
---------------------------  ----------------------------------------------------------------  -------  -------------------
BORROWER_FIRST_NAME          First Name of the Borrower.
---------------------------  ----------------------------------------------------------------  -------  -------------------
BORROWER_LAST_NAME           Last name of the borrower.
---------------------------  ----------------------------------------------------------------  -------  -------------------
PROP_ADDRESS                 Street Name and Number of Property
---------------------------  ----------------------------------------------------------------  -------  -------------------
PROP_STATE                   The state where the  property located.
---------------------------  ----------------------------------------------------------------  -------  -------------------
PROP_ZIP                     Zip code where the property is located.
---------------------------  ----------------------------------------------------------------  -------  -------------------
BORR_NEXT_PAY_DUE_DATE       The date that the borrower's next payment is due to the                    MM/DD/YYYY
                             servicer at the end of processing cycle, as reported by
                             Servicer.
---------------------------  ----------------------------------------------------------------  -------  -------------------
LOAN_TYPE                    Loan Type (i.e. FHA, VA, Conv)
---------------------------  ----------------------------------------------------------------  -------  -------------------
BANKRUPTCY_FILED_DATE        The date a particular bankruptcy claim was filed.                          MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
BANKRUPTCY_CHAPTER_CODE      The chapter under which the bankruptcy was filed.
---------------------------  ----------------------------------------------------------------  -------  -------------------
BANKRUPTCY_CASE_NBR          The case number assigned by the court to the bankruptcy filing.
---------------------------  ----------------------------------------------------------------  -------  -------------------
POST_PETITION_DUE_DATE       The payment due date once the bankruptcy has been                          MM/DD/YYYY
                             approved by the courts
---------------------------  ----------------------------------------------------------------  -------  -------------------
BANKRUPTCY_DCHRG_DISM_DATE   The Date The Loan Is Removed From Bankruptcy. Either                       MM/DD/YYYY
                             by Dismissal, Discharged and/or a Motion For Relief Was
                             Granted.
---------------------------  ----------------------------------------------------------------  -------  -------------------
LOSS_MIT_APPR_DATE           The Date The Loss Mitigation Was Approved By The                           MM/DD/YYYY
                             Servicer
---------------------------  ----------------------------------------------------------------  -------  -------------------
LOSS_MIT_TYPE                The Type Of Loss Mitigation Approved For A Loan Such
                             As;
---------------------------  ----------------------------------------------------------------  -------  -------------------
LOSS_MIT_EST_COMP_DATE       The Date The Loss Mitigation /Plan Is Scheduled To                         MM/DD/YYYY
                             End/Close
---------------------------  ----------------------------------------------------------------  -------  -------------------
LOSS_MIT_ACT_COMP_DATE       The Date The Loss Mitigation Is Actually Completed                         MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
FRCLSR_APPROVED_DATE         The date DA Admin sends a letter to the servicer with                      MM/DD/YYYY
                             instructions to begin foreclosure proceedings.
---------------------------  ----------------------------------------------------------------  -------  -------------------
ATTORNEY_REFERRAL_DATE       Date File Was Referred To Attorney to Pursue Foreclosure                   MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
FIRST_LEGAL_DATE             Notice of 1st legal filed by an Attorney in a Foreclosure                  MM/DD/YYYY
                             Action
---------------------------  ----------------------------------------------------------------  -------  -------------------
FRCLSR_SALE_EXPECTED_DATE    The date by which a foreclosure sale is expected to occur.                 MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
FRCLSR_SALE_DATE             The actual date of the foreclosure sale.                                   MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
FRCLSR_SALE_AMT              The amount a property sold for at the foreclosure sale.              2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
EVICTION_START_DATE          The date the servicer initiates eviction of the borrower.                  MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
EVICTION_COMPLETED_DATE      The date the court revokes legal possession of the                         MM/DD/YYYY
                             property from the borrower.
---------------------------  ----------------------------------------------------------------  -------  -------------------
LIST_PRICE                   The price at which an REO property is marketed.                      2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
LIST_DATE                    The date an REO property is listed at a particular price.                  MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
OFFER_AMT                    The dollar value of an offer for an REO property.                    2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
OFFER_DATE_TIME              The date an offer is received by DA Admin or by the                        MM/DD/YYYY
                             Servicer.
---------------------------  ----------------------------------------------------------------  -------  -------------------
REO_CLOSING_DATE             The date the REO sale of the property is scheduled to                      MM/DD/YYYY
                             close.
---------------------------  ----------------------------------------------------------------  -------  -------------------
REO_ACTUAL_CLOSING_DATE      Actual Date Of REO Sale                                                    MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
OCCUPANT_CODE                Classification of how the property is occupied.
---------------------------  ----------------------------------------------------------------  -------  -------------------
PROP_CONDITION_CODE          A code that indicates the condition of the property.
---------------------------  ----------------------------------------------------------------  -------  -------------------
PROP_INSPECTION_DATE         The date a  property inspection is performed.                              MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
APPRAISAL_DATE               The date the appraisal was done.                                           MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
CURR_PROP_VAL                The current "as is" value of the property based on                   2
                             brokers price opinion or appraisal.
---------------------------  ----------------------------------------------------------------  -------  -------------------
REPAIRED_PROP_VAL            The amount the property would be worth if repairs are                2
                             completed pursuant to a broker's price opinion or
                             appraisal.
---------------------------  ----------------------------------------------------------------  -------  -------------------
IF APPLICABLE:
-------------
---------------------------  ----------------------------------------------------------------  -------  -------------------
DELINQ_STATUS_CODE           FNMA Code Describing Status of Loan
---------------------------  ----------------------------------------------------------------  -------  -------------------
DELINQ_REASON_CODE           The circumstances which caused a borrower to stop
                             paying on a loan.   Code indicates the reason why the
                             loan is in default for this cycle.
---------------------------  ----------------------------------------------------------------  -------  -------------------
MI_CLAIM_FILED_DATE          Date Mortgage Insurance Claim Was Filed With Mortgage                      MM/DD/YYYY
                             Insurance Company.
---------------------------  ----------------------------------------------------------------  -------  -------------------
MI_CLAIM_AMT                 Amount of Mortgage Insurance Claim Filed                                   No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
MI_CLAIM_PAID_DATE           Date Mortgage Insurance Company Disbursed Claim                            MM/DD/YYYY
                             Payment
---------------------------  ----------------------------------------------------------------  -------  -------------------
MI_CLAIM_AMT_PAID            Amount Mortgage Insurance Company Paid On Claim                      2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
POOL_CLAIM_FILED_DATE        Date Claim Was Filed With Pool Insurance Company                           MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
POOL_CLAIM_AMT               Amount of Claim Filed With Pool Insurance Company                    2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
POOL_CLAIM_PAID_DATE         Date Claim Was Settled and The Check Was Issued By                         MM/DD/YYYY
                             The Pool Insurer
---------------------------  ----------------------------------------------------------------  -------  -------------------
POOL_CLAIM_AMT_PAID          Amount Paid On Claim By Pool Insurance Company                       2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
FHA_PART_A_CLAIM_FILED_DATE  Date FHA Part A Claim Was Filed With HUD                                   MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
FHA_PART_A_CLAIM_AMT         Amount of FHA Part A Claim Filed                                     2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
FHA_PART_A_CLAIM_PAID_DATE   Date HUD Disbursed Part A Claim Payment                                    MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
FHA_PART_A_CLAIM_PAID_AMT    Amount HUD Paid on Part A Claim                                      2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
FHA_PART_B_CLAIM_FILED_DATE  Date FHA Part B Claim Was Filed With HUD                                   MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
FHA_PART_B_CLAIM_AMT         Amount of FHA Part B Claim Filed                                     2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
FHA_PART_B_CLAIM_PAID_DATE   Date HUD Disbursed Part B Claim Payment                                    MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
FHA_PART_B_CLAIM_PAID_AMT    Amount HUD Paid on Part B Claim                                      2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------  ----------------------------------------------------------------  -------  -------------------
VA_CLAIM_FILED_DATE          Date VA Claim Was Filed With the Veterans Admin                            MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
VA_CLAIM_PAID_DATE           Date Veterans Admin. Disbursed VA Claim Payment                            MM/DD/YYYY
---------------------------  ----------------------------------------------------------------  -------  -------------------
VA_CLAIM_PAID_AMT            Amount Veterans Admin. Paid on VA Claim                              2     No commas(,)
                                                                                                        or dollar signs
                                                                                                        ($)
---------------------------------------------------------------------------------------------------------------------------

EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING

The  LOSS  MIT  TYPE  field  should  show  the  approved Loss Mitigation Code as
     ---------------
follows:

     -    ASUM-   Approved Assumption
     -    BAP-    Borrower Assistance Program
     -    CO-     Charge Off
     -    DIL-    Deed-in-Lieu
     -    FFA-    Formal Forbearance Agreement
     -    MOD-    Loan Modification
     -    PRE-    Pre-Sale
     -    SS-     Short Sale
     -    MISC-   Anything else approved by the PMI or Pool Insurer

NOTE:  Wells  Fargo  Bank will accept alternative Loss Mitigation Types to those
-----
above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The  OCCUPANT  CODE field should show the current status of the property code as
     --------------
follows:

     -    Mortgagor
     -    Tenant
     -    Unknown
     -    Vacant

The  PROPERTY  CONDITION  field  should  show the last reported condition of the
     -------------------
property  as  follows:

     -    Damaged
     -    Excellent
     -    Fair
     -    Gone
     -    Good
     -    Poor
     -    Special Hazard
     -    Unknown


(page)
EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED

The  FNMA DELINQUENT REASON CODE field should show the Reason for Delinquency as
     ---------------------------
follows:

     ------------------------------------------------------
     DELINQUENCY  DELINQUENCY DESCRIPTION
     CODE
     -----------  -----------------------------------------
     002          FNMA-Illness of principal mortgagor
     -----------  -----------------------------------------
     003          FNMA-Illness of mortgagor's family member
     -----------  -----------------------------------------
     004          FNMA-Death of mortgagor's family member
     -----------  -----------------------------------------
     005          FNMA-Marital difficulties
     -----------  -----------------------------------------
     006          FNMA-Curtailment of income
     -----------  -----------------------------------------
     007          FNMA-Excessive Obligation
     -----------  -----------------------------------------
     008          FNMA-Abandonment of property
     -----------  -----------------------------------------
     009          FNMA-Distant employee transfer
     -----------  -----------------------------------------
     011          FNMA-Property problem
     -----------  -----------------------------------------
     012          FNMA-Inability to sell property
     -----------  -----------------------------------------
     013          FNMA-Inability to rent property
     -----------  -----------------------------------------
     014          FNMA-Military Service
     -----------  -----------------------------------------
     015          FNMA-Other
     -----------  -----------------------------------------
     016          FNMA-Unemployment
     -----------  -----------------------------------------
     017          FNMA-Business failure
     -----------  -----------------------------------------
     019          FNMA-Casualty loss
     -----------  -----------------------------------------
     022          FNMA-Energy environment costs
     -----------  -----------------------------------------
     023          FNMA-Servicing problems
     -----------  -----------------------------------------
     026          FNMA-Payment adjustment
     -----------  -----------------------------------------
     027          FNMA-Payment dispute
     -----------  -----------------------------------------
     029          FNMA-Transfer of ownership pending
     -----------  -----------------------------------------
     030          FNMA-Fraud
     -----------  -----------------------------------------
     031          FNMA-Unable to contact borrower
     -----------  -----------------------------------------
     INC          FNMA-Incarceration
     ------------------------------------------------------


(page)
EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED

The  FNMA  DELINQUENT  STATUS  CODE  field  should show the Status of Default as
     ------------------------------
follows:

     -------------------------------------------------------
     STATUS CODE  STATUS DESCRIPTION
     -----------  ------------------------------------------
         09       Forbearance
     -----------  ------------------------------------------
         17       Pre-foreclosure Sale Closing Plan Accepted
     -----------  ------------------------------------------
         24       Government Seizure
     -----------  ------------------------------------------
         26       Refinance
     -----------  ------------------------------------------
         27       Assumption
     -----------  ------------------------------------------
         28       Modification
     -----------  ------------------------------------------
         29       Charge-Off
     -----------  ------------------------------------------
         30       Third Party Sale
     -----------  ------------------------------------------
         31       Probate
     -----------  ------------------------------------------
         32       Military Indulgence
     -----------  ------------------------------------------
         43       Foreclosure Started
     -----------  ------------------------------------------
         44       Deed-in-Lieu Started
     -----------  ------------------------------------------
         49       Assignment Completed
     -----------  ------------------------------------------
         61       Second Lien Considerations
     -----------  ------------------------------------------
         62       Veteran's Affairs-No Bid
     -----------  ------------------------------------------
         63       Veteran's Affairs-Refund
     -----------  ------------------------------------------
         64       Veteran's Affairs-Buydown
     -----------  ------------------------------------------
         65       Chapter 7 Bankruptcy
     -----------  ------------------------------------------
         66       Chapter 11 Bankruptcy
     -----------  ------------------------------------------
         67       Chapter 13 Bankruptcy
     -------------------------------------------------------

                                    Exhibit E

                                    EXHIBIT K

                  REPORTING DATA FOR REALIZED LOSSES AND GAINS


          CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET


NOTE: DO NOT NET OR COMBINE ITEMS. SHOW ALL EXPENSES INDIVIDUALLY AND ALL CREDITS AS SEPARATE LINE ITEMS. CLAIM PACKAGES ARE DUE ON THE REMITTANCE REPORT DATE. LATE SUBMISSIONS MAY RESULT IN CLAIMS NOT BEING PASSED UNTIL THE FOLLOWING MONTH. THE SERVICER IS RESPONSIBLE TO REMIT ALL FUNDS PENDING LOSS APPROVAL AND /OR RESOLUTION OF ANY DISPUTED ITEMS.

          THE NUMBERS ON THE 332 FORM CORRESPOND WITH THE NUMBERS LISTED BELOW.

LIQUIDATION  AND  ACQUISITION  EXPENSES:
----------------------------------------

1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

4-12. Complete  as  applicable.  Required  documentation:

     * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

      *  For  escrow  advances  -  complete  payment  history

     (to  calculate  advances  from  last  positive  escrow  balance  forward)

     * Other expenses - copies of corporate advance history showing all payments

     *  REO  repairs  >  $1500  require  explanation

     *  REO  repairs  >$3000  require  evidence  of  at  least  2  bids.

     * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

     *  Unusual  or  extraordinary  items  may  require  further  documentation.

13.  The total  of  lines  1  through  12.

Credits:
--------

14-21. Complete  as  applicable.  Required  documentation:

     * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

     Letter  of  Proceeds  Breakdown.

     *  Copy  of  EOB  for  any  MI  or  gov't  guarantee

     *  All  other  credits  need  to  be  clearly  defined  on  the  332  form

22.  The total  of  lines  14  through  21.

Please  Note:     For  HUD/VA  loans, use line (18a) for Part A/Initial proceeds
-------------
                  and  line  (18b)  for  Part  B/Supplemental  proceeds.

TOTAL  REALIZED  LOSS  (OR  AMOUNT  OF  ANY  GAIN)
--------------------------------------------------
23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis ( ).


(page)
                   CALCULATION OF REALIZED LOSS/GAIN FORM 332


     Prepared  by:  __________________               Date:  _______________

     Phone:  ______________________    Email  Address:_____________________


---------------------------  -----------------------  --------------------------
Servicer Loan No.            Servicer Name            Servicer Address


---------------------------  -----------------------  --------------------------

     WELLS  FARGO  BANK,  N.A.  LOAN  NO._____________________________

     Borrower's  Name: _________________________________________________________

     Property Address: _________________________________________________________

     LIQUIDATION TYPE:   REO SALE    3RD PARTY SALE    SHORT SALE     CHARGE OFF

     WAS THIS LOAN GRANTED A BANKRUPTCY DEFICIENCY OR CRAMDOWN     YES     NO
     If  "Yes",  provide  deficiency  or  cramdown  amount
                                                          ___________________

LIQUIDATION AND ACQUISITION EXPENSES:
     (1)     Actual Unpaid Principal Balance of Mortgage Loan   $__________(1)
     (2)     Interest accrued at Net Rate                        __________(2)
     (3)     Accrued Servicing Fees                              __________(3)
     (4)     Attorney's Fees                                     __________(4)
     (5)     Taxes (see page 2)                                  __________(5)
     (6)     Property Maintenance                                __________(6)
     (7)     MI/Hazard Insurance Premiums (see page 2)           __________(7)
     (8)     Utility Expenses                                    __________(8)
     (9)     Appraisal/BPO                                       __________(9)
     (10)    Property Inspections                                __________(10)
     (11)    FC Costs/Other Legal Expenses                       __________(11)
     (12)    Other (itemize)                                     __________(12)
             Cash for Keys_____________________________          __________(12)
             HOA/Condo Fees____________________________          __________(12)
             __________________________________________          __________(12)

             TOTAL EXPENSES                                     $__________(13)
     CREDITS:
     (14)    Escrow Balance                                     $__________(14)
     (15)    HIP Refund                                          __________(15)
     (16)    Rental Receipts                                     __________(16)
     (17)    Hazard Loss Proceeds                                __________(17)
     (18)    Primary Mortgage Insurance / Gov't Insurance        __________(18a) HUD Part A
                                                                 __________(18b) HUD Part B
     (19)    Pool Insurance Proceeds                             __________(19)
     (20)    Proceeds from Sale of Acquired Property             __________(20)
     (21)    Other (itemize)                                     __________(21)
     __________________________________________________          __________(21)

             TOTAL CREDITS                                      $__________(22)
     TOTAL REALIZED LOSS (OR AMOUNT OF GAIN)                    $__________(23)


(page)

ESCROW DISBURSEMENT DETAIL
--------------------------------------------------------------------------
   TYPE      DATE PAID  PERIOD OF  TOTAL PAID   BASE   PENALTIES  INTEREST
                        COVERAGE               AMOUNT
(TAX /INS.)
-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------


-----------  ---------  ---------  ----------  ------  ---------  --------


-----------  ---------  ---------  ----------  ------  ---------  --------


-----------  ---------  ---------  ----------  ------  ---------  --------


-----------  ---------  ---------  ----------  ------  ---------  --------


-----------  ---------  ---------  ----------  ------  ---------  --------


-----------  ---------  ---------  ----------  ------  ---------  --------


--------------------------------------------------------------------------


(page)
                                    Exhibit F

                                    Exhibit D


         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

     The assessment of compliance to be delivered by [the Servicer] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

-----------------------------------------------------------------------------------------------------------------
                                                                                                      APPLICABLE
                                              SERVICING CRITERIA                                      SERVICING
                                                                                                      CRITERIA
-----------------------------------------------------------------------------------------------------------------
   REFERENCE                                      CRITERIA
----------------  ----------------------------------------------------------------------------------  -----------
                                      GENERAL SERVICING CONSIDERATIONS
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or other               X
                  triggers and events of default in accordance with the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and       X
                  procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party                X
                  participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
                  CASH COLLECTION AND ADMINISTRATION
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial                  X
                  bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an investor           X
                  are made only by authorized personnel.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or                     X
                  distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or               X
                  accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository                   X
                  institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.                    X
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed                     X
                  securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
                  INVESTOR REMITTANCES AND REPORTING
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission, are               X
                  maintained in accordance with the transaction agreements and applicable
                  Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with                   X
                  timeframes, distribution priority and other terms set forth in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to                 X
                  the Servicer's investor records, or such other number of days specified in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled              X
                  checks, or other form of payment, or custodial bank statements.
----------------  ----------------------------------------------------------------------------------  -----------
                  POOL ASSET ADMINISTRATION
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the                X
                  transaction agreements or related mortgage loan documents.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the                   X
                  transaction agreements
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed            X
                  and approved in accordance with any conditions or requirements in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance                    X
                  with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the                       X
                  Servicer's records with respect to an obligor's unpaid principal balance.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans               X
                  (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications              X
                  and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a                X
                  mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with                 X
                  variable rates are computed based on the related mortgage loan documents.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts):              X
                  (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments)                X
                  are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on                  X
                  behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business                X
                  days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and                 X
                  recorded in accordance with the transaction agreements.
----------------  ----------------------------------------------------------------------------------  -----------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1)
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------



                            EMC MORTGAGE CORPORATION

                                    PURCHASER

                                       AND

                             WELLS FARGO BANK, N.A.

                                     COMPANY


              ---------------------------------------------------


                           AMENDED AND RESTATED MASTER
                   SELLER'S WARRANTIES AND SERVICING AGREEMENT

                          DATED AS OF NOVEMBER 1, 2005


              ---------------------------------------------------


                  FIXED RATE AND ADJUSTABLE RATE MORTGAGE LOANS


(page)
                                  TABLE OF CONTENTS


ARTICLE I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

DEFINITIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ARTICLE II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES;
BOOKS AND RECORDS; CUSTODIAL AGREEMENT; DELIVERY OF DOCUMENTS. . . . .  14

ARTICLE III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

REPRESENTATIONS AND WARRANTIES REMEDIES AND BREACH . . . . . . . . . .  17

ARTICLE IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

ADMINISTRATION AND SERVICING OF MORTGAGE LOANS . . . . . . . . . . . .  36

ARTICLE V. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53

PAYMENTS TO PURCHASER. . . . . . . . . . . . . . . . . . . . . . . . .  53

ARTICLE VI . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55

GENERAL SERVICING PROCEDURES . . . . . . . . . . . . . . . . . . . . .  55

ARTICLE VII. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60

COMPANY TO COOPERATE . . . . . . . . . . . . . . . . . . . . . . . . .  60

ARTICLE VIII . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60

THE COMPANY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60

ARTICLE IX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62

SECURITIZATION TRANSACTIONS; WHOLE LOAN TRANSFERS AND AGENCY
TRANSFERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62

ARTICLE X. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  73

DEFAULT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  73

ARTICLE XI . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  74

TERMINATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  74

ARTICLE XII. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  75

MISCELLANEOUS PROVISIONS . . . . . . . . . . . . . . . . . . . . . . .  75


                                    EXHIBITS

               Exhibit  A               Form  of  Assignment  and  Conveyance
                                        Agreement
               Exhibit  B               Custodial  Agreement
               Exhibit  C               Contents of Each Retained Mortgage File,
                                        Servicing  File  and  Custodial Mortgage
                                        File
               Exhibit  D               Servicing  Criteria
               Exhibit  E               Form  of  Sarbanes  Certification
               Exhibit  F               Form  of  Sarbanes-Oxley  Back-Up
                                        Certification
               Exhibit  G               Form  of  Assignment,  Assumption  and
                                        Recognition  Agreement
               Exhibit  H               Electronic  Data  File


(page)
     This is an Amended and Restated Master Seller's Warranties and Servicing Agreement for residential first mortgage loans, dated and effective as of November 1, 2005, and is executed between EMC Mortgage Corporation, as purchaser (the "Purchaser"), and Wells Fargo Bank, N.A., as seller and servicer (the "Company").


                               W I T N E S S E T H
                               - - - - - - - - - -


     WHEREAS, the Purchaser has agreed to purchase from the Company and the Company has agreed to sell to the Purchaser from time to time (each a "Transaction") certain residential Mortgage Loans which shall be delivered as whole loans (each a "Loan Package") on various dates (each a "Closing Date") as provided for in certain Assignment and Conveyance Agreements by and between the Purchaser and the Company as executed from time to time; and

     WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the related Mortgage Loan Schedule; and

     WHEREAS, the Purchaser and the Company wish to prescribe the manner of purchase of the Mortgage Loans and the conveyance, servicing and control of the Mortgage Loans.

     NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:


                                    ARTICLE I

                                   DEFINITIONS

     Whenever used herein, the following words and phrases, unless the content otherwise requires, shall have the following meanings:

     Accepted  Servicing  Practices:  With  respect  to any Mortgage Loan, those
     ------------------------------
mortgage servicing practices of prudent mortgage lending institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located.

     Adjustment  Date:  As  to  each  adjustable rate Mortgage Loan, the date on
     ----------------
which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note and Mortgage.

     Agency/Agencies:  Fannie  Mae,  Freddie  Mac  or  GNMA,  or  any of them as
     ---------------
applicable.

     Agency Transfer:  Any sale or transfer of some or all of the Mortgage Loans
     ---------------
by the Purchaser to an Agency which sale or transfer is not a Securitization Transaction or Whole Loan Transfer.

     Agreement:  This  Amended  and  Restated  Master  Seller's  Warranties  and
     ---------
Servicing  Agreement  and  all  amendments  hereof  and  supplements  hereto.

     ALTA:  The  American  Land  Title  Association  or  any  successor thereto.
     ----

     Appraised  Value:  With respect to any Mortgage Loan, the lesser of (i) the
     ----------------
value set forth on the appraisal made in connection with the origination of the related Mortgage Loan as the value of the related Mortgaged Property, or (ii) the purchase price paid for the Mortgaged Property, provided, however, in the case of a refinanced Mortgage Loan, such value shall be based solely on the appraisal made in connection with the origination of such Mortgage Loan.

     Assignment  and Conveyance Agreement:     With respect to each Transaction,
     ------------------------------------
the agreement between the Purchaser and the Company conveying to the Purchaser all the right, title and interest of the Company in and to the related Mortgage Loans listed on the related Mortgage Loan Schedule, a form of which is attached hereto as Exhibit A.

     Assignment  of Mortgage:  An assignment of the Mortgage, notice of transfer
     -----------------------
or equivalent instrument in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect the sale of the Mortgage to the Purchaser or if the related Mortgage has been recorded in the name of MERS or its designee, such actions as are necessary to cause the Purchaser to be shown as the owner of the related Mortgage on the records of MERS for purposes of the system of recording transfers of beneficial ownership of mortgages maintained by MERS, including assignment of the MIN Number which will appear either on the Mortgage or the Assignment of Mortgage to MERS.

     Assignment  of  Mortgage  Note  and  Pledge  Agreement:  With  respect to a
     ------------------------------------------------------
Cooperative  Loan,  an  assignment  of  the  Mortgage Note and Pledge Agreement.

     Assignment  of  Proprietary  Lease:  With respect to a Cooperative Loan, an
     ----------------------------------
assignment of the Proprietary Lease sufficient under the laws of the jurisdiction wherein the related Cooperative Apartment is located to effect the assignment of such Proprietary Lease.

     Business  Day:  Any  day other than (i) a Saturday or Sunday, or (ii) a day
     -------------
on which banking and savings and loan institutions in the states where the parties are located or are authorized or obligated by law or executive order to be closed.

     Buydown Agreement:  An agreement between the Company and a Mortgagor, or an
     -----------------
agreement among the Company, a Mortgagor and a seller of a Mortgaged Property or a third party with respect to a Mortgage Loan which provides for the application of Buydown Funds.

     Buydown  Funds:   In  respect  of  any  Buydown  Mortgage  Loan, any amount
     --------------
contributed by the seller of a Mortgaged Property subject to a Buydown Mortgage Loan, the buyer of such property, the Company or any other source, plus interest earned thereon, in order to enable the Mortgagor to reduce the payments required to be made from the Mortgagor's funds in the early years of a Mortgage Loan.

     Buydown  Mortgage Loan:  Any Mortgage Loan in respect of which, pursuant to
     ----------------------
a Buydown Agreement, (i) the Mortgagor pays less than the full Monthly Payments specified in the Mortgage Note for a specified period, and (ii) the difference between the payments required under such Buydown Agreement and the Mortgage Note is provided from Buydown Funds.

     Buydown  Period:  The  period of time when a Buydown Agreement is in effect
     ---------------
with  respect  to  a  related  Buydown  Mortgage  Loan.

     Closing  Date:  The  date  or  dates,  set  forth in the related Commitment
     -------------
Letter, on which from time to time the Purchaser shall purchase and the Company shall sell the Mortgage Loans listed on the related Mortgage Loan Schedule for each Transaction.

     Code:  The Internal Revenue Code of 1986, as it may be amended from time to
     ----
time or any successor statute thereto, and applicable U.S. Department of the Treasury regulations issued pursuant thereto.

     Commission:  The  United  States  Securities  and  Exchange  Commission.
     ----------

     Commitment  Letter:  The  commitment  letter  executed  in relation to each
     ------------------
Transaction that sets forth, among other things, the Purchase Price for the related Mortgage Loans.

     Company:  Wells  Fargo Bank, N.A., or its successor in interest or assigns,
     -------
or any successor to the Company under this Agreement appointed as herein provided.

     Company  Information:  As  defined  in  Section  9.01(f)(i)(A).
     ---------------------

     Condemnation Proceeds:  All awards or settlements in respect of a Mortgaged
     ---------------------
Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

     Cooperative:  The  entity  that holds title (fee or an acceptable leasehold
     -----------
estate) to all of the real property that the Project comprises, including the land, separate dwelling units and all common areas.

     Cooperative  Apartment:  The  specific  dwelling  unit  relating  to  a
     ----------------------
Cooperative  Loan.

     Cooperative  Lien  Search:  A  search for (a) federal tax liens, mechanics'
     -------------------------
liens, lis pendens, judgments of record or otherwise against (i) the Cooperative, (ii) the seller of the Cooperative Apartment and (iii) the Company if the Cooperative Loan is a refinanced Mortgage Loan, (b) filings of financing statements and (c) the deed of the Project into the Cooperative.

     Cooperative Loan: A Mortgage Loan that is secured by Cooperative Shares and
     ----------------
a Proprietary Lease granting exclusive rights to occupy the related Cooperative Apartment.

     Cooperative  Shares:  The shares of stock issued by a Cooperative, owned by
     --------------------
the  Mortgagor,  and  allocated  to  a  Cooperative  Apartment.

     Covered  Loan:  A  Mortgage  Loan  categorized as "Covered" pursuant to the
     -------------
Standard & Poor's Glossary for File Format for LEVELS(R) Version 5.6, Appendix E, as revised from time to time and in effect on each related Closing Date.

     Custodial Account:  The separate account or accounts created and maintained
     -----------------
pursuant  to  Section  4.04.

     Custodial  Agreement:  The  agreement  governing  the  retention  of  the
     --------------------
originals of each Mortgage Note, Mortgage, Assignment of Mortgage and other Mortgage Loan Documents, a form of which is annexed hereto as Exhibit B.

     Custodial Mortgage File:  The items referred to as items (1), (2), (4), (5)
     -----------------------
and (10) in Exhibit C annexed hereto to be delivered by the Company to the Custodian on the related Closing Date with respect to a particular Mortgage Loan, and any additional documents required to be added to the Custodial Mortgage File and delivered to the custodian pursuant to this Agreement.

     Custodian:  The  custodian  under the Custodial Agreement, or its successor
     ---------
in interest or assigns, or any successor to the Custodian under the Custodial Agreement as provided therein.

     Cut-off  Date: With respect to each Transaction, the first day of the month
     -------------
in  which  the  related  Closing  Date  occurs.

     Deleted Mortgage Loan:  A Mortgage Loan which is repurchased by the Company
     ---------------------
in accordance with the terms of this Agreement and which is, in the case of a substitution pursuant to Section 3.03, replaced or to be replaced with a Qualified Substitute Mortgage Loan.

     Depositor:  The  depositor,  as such term is defined in Regulation AB, with
     ---------
respect  to  any  Securitization  Transaction.

     Determination  Date:  The  Business  Day  immediately preceding the related
     -------------------
Remittance  Date.

     Due  Date:  The  first day of the month on which the Monthly Payment is due
     ---------
on  a  Mortgage  Loan,  exclusive  of  any  days  of  grace.

     Due Period:  With respect to each Remittance Date, the period commencing on
     ----------
the second day of the month preceding the month of the Remittance Date and ending in the first day of the month of the Remittance Date.

     Electronic  Data File:  The final electronic file of the Mortgage Loans, in
     ---------------------
relation to each Transaction, provided by Company to the Purchaser on or before the related Closing Date.

     Errors  and  Omissions Insurance Policy:  An errors and omissions insurance
     ---------------------------------------
policy  to  be  maintained  by  the  Company  pursuant  to  Section  4.12.

     Escrow  Account:  The  separate  account or accounts created and maintained
     ---------------
pursuant  to  Section  4.06.

     Escrow  Payments:  With  respect  to  any  Mortgage  Loan,  the  amounts
     ----------------
constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other related document.

     Event of Default:  Any one of the conditions or circumstances enumerated in
     ----------------
Section  10.01.

     Exchange  Act:  The  Securities  Exchange  Act  of  1934,  as  amended.
     -------------

     Fannie  Mae:  The  Federal  National  Mortgage Association or any successor
     -----------
thereto.

     FDIC:  The Federal Deposit Insurance Corporation, or any successor thereto.
     ----

     Fidelity Bond:  A fidelity bond to be maintained by the Company pursuant to
     -------------
Section  4.12.

     Freddie  Mac:  The  Federal Home Loan Mortgage Corporation or any successor
     ------------
thereto.

     Gross  Margin:  With  respect  to  each  adjustable rate Mortgage Loan, the
     -------------
fixed percentage amount set forth in the related Mortgage Note which is added to the Index in order to determine the related Interest Rate, as set forth in the Mortgage Loan Schedule.

     High Cost Loan:  A Mortgage Loan classified as (a) a "high cost" loan under
     --------------
the Home Ownership and Equity Protection Act of 1994, (b) a "high cost home," "threshold," "covered," "high risk home," "predatory" or similar loan under any other applicable state, federal or local law or (c) a Mortgage Loan categorized as "High Cost" pursuant to the Standard & Poor's Glossary for File Format for LEVELS(R) Version 5.6, Appendix E, as revised from time to time and in effect on each related Closing Date.

     Home  Loan:  A  Mortgage  Loan  categorized  as "Home Loan" pursuant to the
     ----------
Standard & Poor's Glossary for File Format for LEVELS(R) Version 5.6, Appendix E, as revised from time to time and in effect on each related Closing Date.

     Incremental Interest:  As to any Incremental Rate Mortgage Loan, the amount
     ---------------------
of interest accrued on such Mortgage Loan attributable to the Incremental Rate; provided, however, that with respect to any payment of interest received in respect of such a Mortgage Loan (whether paid by the Mortgagor or received as Liquidation Proceeds or otherwise) which is less than the full amount of interest then due with respect to such Mortgage Loan, only that portion of such payment of interest that bears the same relationship to the total amount of such payment of interest as the Incremental Rate, if any, in respect of such Mortgage Loan bears to the Mortgage Interest Rate shall be allocated to the Incremental Interest with respect thereto.

     Incremental  Rate:  For  an  Incremental  Rate Mortgage Loan, the per annum
     ------------------
increase to the initial Mortgage Interest Rate set forth in the addendum to the related Mortgage Note, which increase takes effect upon the occurrence of certain specified conditions prior to the first Adjustment Date and remains in effect until the first Adjustment Date.

     Incremental  Rate  Mortgage  Loan:  A  Mortgage  Loan for which the related
     ----------------------------------
Mortgage  Note  includes  an addendum that allows for an increase to the initial
Mortgage  Interest  Rate  upon  the  occurrence of certain specified conditions.

     Index:  With  respect  to  any  adjustable  rate  Mortgage  Loan, the index
     -----
identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest thereon.

     Insurance  Proceeds:  With  respect  to  each  Mortgage  Loan,  proceeds of
     -------------------
insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

     Interest  Only  Mortgage  Loan:  A Mortgage Loan for which an interest-only
     ------------------------------
payment feature is allowed during the interest-only period set forth in the related Mortgage Note.

     Lender  Paid  Mortgage  Insurance  Policy  orLPMI Policy:  A PMI Policy for
     --------------------------------------------------------
which the Company pays all premiums from its own funds, without reimbursement therefor.

     Liquidation  Proceeds:  Cash received in connection with the liquidation of
     ---------------------
a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise, or the sale of the related Mortgaged Property if the Mortgaged Property is acquired in satisfaction of the Mortgage Loan.

     Loan-to-Value  Ratio  or LTV:  With respect to any Mortgage Loan, the ratio
     ----------------------------
of the original loan amount of the Mortgage Loan at its origination (unless otherwise indicated) to the Appraised Value of the Mortgaged Property.

     MERS:  Mortgage  Electronic  Registration  Systems,  Inc.,  a  Delaware
     ----
corporation,  or  any  successor  in  interest  thereto.

     MERS  Mortgage  Loan:  Any  Mortgage  Loan registered with MERS on the MERS
     --------------------
System

     MERS  System: The system of recording transfers of mortgages electronically
     ------------
maintained  by  MERS.

     MIN:  Mortgage  Identification  Number  used  to  identify  mortgage  loans
     ---
registered  under  MERS.

     Monthly  Advance:  The  portion  of each Monthly Payment that is delinquent
     ----------------
with respect to each Mortgage Loan at the close of business on the Determination Date, required to be advanced by the Company pursuant to Section 5.03 on the Business Day immediately preceding the Remittance Date of the related month.

     Monthly  Payment:  The  scheduled monthly payment of principal and interest
     ----------------
on a Mortgage Loan or in the case of an Interest Only Mortgage Loan, payments of
(i) interest, or (ii) principal and interest, if applicable, on a Mortgage Loan.

     Mortgage:  The  mortgage,  deed  of  trust  or  other instrument securing a
     --------
Mortgage Note, which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note or the Pledge Agreement securing the Mortgage Note for a Cooperative Loan.

     Mortgage  Impairment  Insurance  Policy:  A  mortgage impairment or blanket
     ---------------------------------------
hazard  insurance  policy  as  described  in  Section  4.11.

     Mortgage  Interest  Rate:  The  annual rate of interest borne on a Mortgage
     ------------------------
Note  in  accordance  with  the  provisions  of  the  Mortgage  Note.

     Mortgage  Loan:  An  individual  mortgage loan which is the subject of this
     --------------
Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule, which Mortgage Loan includes without limitation the Retained Mortgage File, the Custodial Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan.

     Mortgage  Loan  Documents:  With  respect  to a Mortgage Loan, the original
     -------------------------
related Mortgage Note with applicable addenda and riders, the original related Security Instrument and the originals of any required addenda and riders, the original related Assignment and any original intervening related Assignments, the original related title insurance policy and evidence of the related PMI Policy, if any.

     Mortgage  Loan  Remittance  Rate:  With  respect to each Mortgage Loan, the
     --------------------------------
annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

     Mortgage  Loan  Schedule:  With  respect to each Transaction, a schedule of
     -------------------------
Mortgage Loans, which shall be attached to the related Assignment and Conveyance Agreement, setting forth the following information with respect to each Mortgage
Loan: (1) the Company's Mortgage Loan number; (2) the city state and zip code of the Mortgaged Property; (3) a code indicating whether the Mortgaged Property is a single family residence, two-family residence, three-family residence, four-family residence, a Cooperative Loan, planned unit development or condominium; (4) the current Mortgage Interest Rate; (5) the current net Mortgage Interest Rate; (6) the current Monthly Payment; (7) the Gross Margin;
(8) the original term to maturity; (9) the scheduled maturity date; (10) the principal balance of the Mortgage Loan as of the related Cut-off Date after deduction of payments of principal due on or before the related Cut-off Date whether or not collected; (11) the Loan-to-Value; (12) the next Adjustment Date;
(13) the lifetime Mortgage Interest Rate cap; (14) whether the Mortgage Loan is convertible or not; (15) a code indicating the mortgage guaranty insurance company; (16) a code indicating whether the Mortgage Loan contains pledged assets; (17) a code indicating whether the Mortgage Loan has balloon payments;
(18) a code indicating whether the Mortgage Loan is an Interest Only Mortgage Loan; (16) a field indicating whether the Mortgage Loan is a Home Loan; and (17) the Servicing Fee.

     Mortgage  Note:  The  note  or  other  evidence  of  the  indebtedness of a
     --------------
Mortgagor  secured  by  a  Mortgage.

     Mortgaged  Property:  The  real  property  securing  repayment  of the debt
     -------------------
evidenced by a Mortgage Note, or with respect to a Cooperative Loan, the Cooperative Apartment.

     Mortgagor:  The  obligor  on  a  Mortgage  Note.
     ---------

     Officer's  Certificate:  A  certificate signed by the Chairman of the Board
     ----------------------
or the Vice Chairman of the Board or the President or a Vice President or an Assistant Vice President and certified by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

     Opinion  of  Counsel:  A written opinion of counsel, who may be an employee
     --------------------
of  the  Company,  reasonably  acceptable  to  the  Purchaser.

     Periodic  Interest Rate Cap:  As to each adjustable rate Mortgage Loan, the
     ---------------------------
maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date pursuant to the terms of the Mortgage Note.

     Person:  Any  individual,  corporation,  partnership,  limited  liability
     ------
company, joint venture, association, joint-stock company, trust, unincorporated organization, government or any agency or political subdivision thereof.

     Pledge  Agreement:  With  respect  to  a  Cooperative  Loan,  the  specific
     -----------------
agreement creating a first lien on and pledge of the Cooperative Shares and the appurtenant Proprietary Lease.

     Pledge  Instruments:  With  respect to a Cooperative Loan, the Stock Power,
     -------------------
the Assignment of the Proprietary Lease and the Assignment of the Mortgage Note and Pledge Agreement.

     PMI  Policy:  A  policy of primary mortgage guaranty insurance evidenced by
     -----------
an electronic form and certificate number issued by a Qualified Insurer, as required by this Agreement with respect to certain Mortgage Loans.

     Prime Rate:  The prime rate announced to be in effect from time to time, as
     ----------
published  as  the  average  rate  in  The  Wall  Street  Journal.

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     Principal  Prepayment  Period:  The  month preceding the month in which the
     -----------------------------
related  Remittance  Date  occurs.

     Project:  With  respect  to  a Cooperative Loan, all real property owned by
     -------
the related Cooperative including the land, separate dwelling units and all common areas.

     Proprietary  Lease:  With  respect  to  a  Cooperative  Loan,  a lease on a
     ------------------
Cooperative Apartment evidencing the possessory interest of the Mortgagor in such Cooperative Apartment.

     Purchaser:  EMC  Mortgage  Corporation, or its successor in interest or any
     ---------
successor  to  the  Purchaser  under  this  Agreement  as  herein  provided.

     Purchase  Price:  The  purchase  price  for  each  Loan Package shall be as
     ---------------
stated  in  the  related  Commitment  Letter.

     Qualified  Correspondent:  Any  Person  from  which  the  Company purchased
     ------------------------
Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between the Company and such Person that contemplated that such person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines; (ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by the Company within 180 days after origination; (iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and (iv) the Company employed, at the time such Mortgage Loans were acquired by the Company, pre-purchased or post-purchased quality assurance procedures (which may involve, among other things, review of a sample or mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company.

     Qualified  Depository:  A  deposit  account  or  accounts maintained with a
     ---------------------
federal or state chartered depository institution the deposits in which are insured by the FDIC to the applicable limits and the short-term unsecured debt obligations of which (or, in the case of a depository institution that is a subsidiary of a holding company, the short-term unsecured debt obligations of such holding company) are rated A-1 by Standard & Poor's Ratings Group or Prime-1 by Moody's Investors Service, Inc. (or a comparable rating if another rating agency is specified by the Purchaser by written notice to the Company) at the time any deposits are held on deposit therein.

     Qualified  Insurer:  A  mortgage guaranty insurance company duly authorized
     ------------------
and licensed where required by law to transact mortgage guaranty insurance business and approved as an insurer by Fannie Mae or Freddie Mac.

     Qualified  Substitute  Mortgage  Loan:  A  mortgage  loan  eligible  to  be
     -------------------------------------
substituted by the Company for a Deleted Mortgage Loan which must, on the date of such substitution, (i) have an outstanding principal balance, after deduction of all scheduled payments due in the month of substitution (or in the case of a substitution of more than one mortgage loan for a Deleted Mortgage Loan, an aggregate principal balance), not in excess of the Stated Principal Balance of the Deleted Mortgage Loan; (ii) have a Mortgage Loan Remittance Rate not less than and not more than two percent (2%) greater than the Mortgage Loan Remittance Rate of the Deleted Mortgage Loan; (iii) have a remaining term to maturity not greater than and not more than one year less than that of the Deleted Mortgage Loan; (iv) be of the same type as the Deleted Mortgage Loan and
(v) comply with each representation and warranty set forth in Sections 3.01 and 3.02.

     Rating  Agency/Agencies:  Any  nationally  recognized  statistical  Rating
     -----------------------
Agency,  or  its  successors,  including  Standard  &  Poor's, a division of The
McGraw-Hill  Companies,  Moody's  Investors  Service,  Inc.  and  Fitch Ratings.

     Recognition  Agreement:  An  agreement  whereby  a Cooperative and a lender
     ----------------------
with respect to a Cooperative Loan (i) acknowledge that such lender may make, or intends to make, such Cooperative Loan, and (ii) make certain agreements with respect to such Cooperative Loan.

     Reconstitution:  Any  Securitization  Transaction  or  Whole Loan Transfer.
     --------------

     Reconstitution  Agreement:  The agreement or agreements entered into by the
     -------------------------
Company and the Purchaser and/or certain third parties on the Reconstitution Date or Dates with respect to any or all of the Mortgage Loans serviced hereunder, in connection with a Whole Loan Transfer or Securitization Transaction.

     Reconstitution  Date:  The  date  on which any or all of the Mortgage Loans
     --------------------
serviced under this Agreement may be removed from this Agreement and reconstituted as part of a Securitization Transaction, Agency Transfer or Whole Loan Transfer pursuant to Section 9.01 hereof. The Reconstitution Date shall be such date as the Purchaser shall designate.

     Regulation AB:  Subpart 229.1100 - Asset Backed Securities (Regulation AB),
     -------------
17 C.F.R. Sec.Sec.229.1100-229.1123, as such may be amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005) or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

     REMIC:  A  "real  estate mortgage investment conduit" within the meaning of
     -----
Section  860D  of  the  Code.

     REMIC  Provisions:  Provisions  of the federal income tax law relating to a
     -----------------
REMIC, which appear at Section 860A through 860G of Subchapter M of Chapter 1, Subtitle A of the Code, and related provisions, regulations, rulings or pronouncements promulgated thereunder, as the foregoing may be in effect from time to time.

     Remittance  Date:  The 18th day (or if such 18th day is not a Business Day,
     ----------------
the  first  Business  Day  immediately  following)  of  any  month.

     REO  Disposition:  The  final  sale  by  the  Company  of any REO Property.
     ----------------

     REO  Disposition  Proceeds:  All  amounts  received  with respect to an REO
     --------------------------
Disposition  pursuant  to  Section  4.16.

     REO  Property:  A  Mortgaged  Property acquired by the Company on behalf of
     -------------
the Purchaser through foreclosure or by deed in lieu of foreclosure, as described in Section 4.16.

     Repurchase  Price:  Unless  agreed  otherwise  by  the  Purchaser  and  the
     -----------------
Company, a price equal to (i) the Stated Principal Balance of the Mortgage Loan plus (ii) interest on such Stated Principal Balance at the Mortgage Loan Remittance Rate from the date on which interest has last been paid and distributed to the Purchaser through the last day of the month in which such repurchase takes place, less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

     Retained  Mortgage File:  The items referred to as items (3), (6), (7), (8)
     -----------------------
and (9) in Exhibit C annexed hereto with respect to a particular Mortgage Loan that are not required to be delivered to the Custodian pursuant to this Agreement, and any additional documents required to be added to the Retained Mortgage File pursuant to this Agreement.

     Securities  Act:  The  Securities  Act  of  1933,  as  amended.
     ---------------

     Securitization Transaction:  Any transaction involving either (a) a sale or
     --------------------------
other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (b) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

     Servicer:  As  defined  in  Section  9.01(e)(iii).
     --------

     Servicing  Advances:  All  customary,  reasonable  and  necessary  "out  of
     -------------------
pocket" costs and expenses other than Monthly Advances (including reasonable attorney's fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement or judicial proceedings, including foreclosures, (c) the management and liquidation of any REO Property and (d) compliance with the obligations under Section 4.08 and 4.10 (excluding the Company's obligations to pay the premiums on LPMI Policies).

     Servicing  Criteria:  The "servicing criteria" set forth in Item 1122(d) of
     -------------------
Regulation  AB,  as  such  may  be  amended  from  time  to  time.

     Servicing  Fee:  With  respect  to  each  Mortgage  Loan, the amount of the
     --------------
annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is received. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion (including recoveries with respect to interest from Liquidation Proceeds, to the extent permitted by Section 4.05) of such Monthly Payment collected by the Company, or as otherwise provided under Section 4.05.

     Servicing  Fee  Rate:  The  per annum percentage for each Mortgage Loan, as
     --------------------
stated  in  the  Commitment  Letter.

     Servicing  File:  With  respect to each Mortgage Loan, the file retained by
     ---------------
the Company consisting of originals of all documents in the Retained Mortgage File which are not delivered to the Custodian and copies of the Mortgage Loan Documents listed in the Custodial Agreement the originals of which are delivered to the Custodian pursuant to Section 2.03.

     Servicing  Officer:  Any  officer of the Company involved in or responsible
     ------------------
for the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

     Stated  Principal  Balance:  As  to  each  Mortgage Loan, (i) the principal
     --------------------------
balance of the Mortgage Loan at the related Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus
(ii) all amounts previously distributed to the Purchaser with respect to the related Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

     Static  Pool  Information:  Static  pool  information  as described in Item
     -------------------------
1105(a)(1)-(3)  and  1105(c)  of  Regulation  AB.

     Stock  Certificate:  With  respect  to  a  Cooperative  Loan, a certificate
     ------------------
evidencing  ownership  of  the  Cooperative  Shares  issued  by the Cooperative.

     Stock  Power:  With  respect  to  a  Cooperative Loan, an assignment of the
     ------------
Stock Certificate or an assignment of the Cooperative Shares issued by the Cooperative.

     Subcontractor:  Any  vendor,  subcontractor  or  other  Person  that is not
     -------------
responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Company or a Subservicer.

     Subservicer:  Any  Person  that  services  Mortgage  Loans on behalf of the
     -----------
Company or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any Reconstitution Agreement that are identified in Item 1122(d) of Regulation AB.

     Subsidy Account:  An account maintained by the Company specifically to hold
     ---------------
all  Subsidy  Funds  to  be  applied  to  individual  Subsidy  Loans.

     Subsidy Funds:  With respect to any Subsidy Loans, funds contributed by the
     -------------
employer of a Mortgagor in order to reduce the payments required from the Mortgagor for a specified period in specified amounts.

     Subsidy  Loan:  Any  Mortgage  Loan subject to a temporary interest subsidy
     -------------
agreement  pursuant  to  which the monthly interest payments made by the related
Mortgagor will be less than the scheduled monthly interest payments on such Mortgage Loan, with the resulting difference in interest payments being provided by the employer of the Mortgagor. Each Subsidy Loan will be identified as such in the related Electronic Data File.

     Third-Party Originator:  Each Person, other than a Qualified Correspondent,
     ----------------------
that  originated  Mortgage  Loans  acquired  by  the  Company.

     Time$aver(R)  Mortgage  Loan:  A  Mortgage  Loan  which has been refinanced
     ----------------------------
pursuant to a Company program that allows a rate/term refinance of an existing Company serviced loan with minimal documentation.

     Whole  Loan  Transfer:  Any sale or transfer of some or all of the Mortgage
     ---------------------
Loans by the Purchaser to a third party, which sale or transfer is not a Securitization Transaction or Agency Transfer.


                                   ARTICLE II


  CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES; BOOKS AND RECORDS;
                   CUSTODIAL AGREEMENT; DELIVERY OF DOCUMENTS

Section  2.01     Conveyance of Mortgage Loans; Possession of Custodial Mortgage
                  --------------------------------------------------------------
                  Files;  Maintenance of Retained Mortgage Files and Servicing
                  ------------------------------------------------------------
                  Files.
                  -----

     Pursuant to an Assignment and Conveyance Agreement, on the related Closing Date, the Company, simultaneously with the payment of the Purchase Price by the Purchaser, shall thereby sell, transfer, assign, set over and convey to the Purchaser, without recourse, but subject to the terms of this Agreement and the related Assignment and Conveyance Agreement, all the right, title and interest of the Company in and to the Mortgage Loans listed on the respective Mortgage Loan Schedule annexed to such Assignment and Conveyance Agreement, together with the Retained Mortgage Files and Custodial Mortgage Files and all rights and obligations arising under the documents contained therein. Pursuant to Section 2.03, the Company shall deliver the Custodial Mortgage File for each Mortgage Loan comprising the related Loan Package to the Custodian.

     The contents of each Retained Mortgage File not delivered to the Custodian are and shall be held in trust by the Company for the benefit of the Purchaser as the owner thereof. The Company shall maintain a Servicing File consisting of a copy of the contents of each Custodial Mortgage File and the originals of the documents in each Retained Mortgage File not delivered to the Custodian. The possession of each Retained Mortgage File and Servicing File by the Company is at the will of the Purchaser for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. Upon the sale of the Mortgage Loans the ownership of each Mortgage Note, the related Mortgage and the related Custodial Mortgage File and Servicing File shall vest immediately in the Purchaser, and the ownership of all records and documents with respect to the related Mortgage Loan prepared by or which come into the possession of the Company shall vest immediately in the Purchaser and shall be retained and maintained by the Company, in trust, at the will of the Purchaser and only in such custodial capacity. The Company shall release its custody of the contents of any Servicing File only in accordance with written instructions from the Purchaser, unless such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan pursuant to Section 3.03 or 6.02. All such costs associated with the release, transfer and re-delivery to the Company shall be the responsibility of the Purchaser other than any related recording costs (especially in instances of breach).

     In addition, in connection with the assignment of any MERS Mortgage Loan, the Company agrees that it will cause, the MERS(R) System to indicate that such Mortgage Loans have been assigned by the Company to the Purchaser in accordance with this Agreement by including (or deleting, in the case of Mortgage Loans which are repurchased in accordance with this Agreement) in such computer files the information required by the MERS(R) System to identify the Purchaser as beneficial owner of such Mortgage Loans.

Section  2.02     Books  and  Records;  Transfers  of  Mortgage  Loans.
                  ----------------------------------------------------

     From and after the sale of the Mortgage Loans to the Purchaser in the related Loan Package on each Closing Date, all rights arising out of such Mortgage Loans including but not limited to all funds received on or in connection with such Mortgage Loans, shall be received and held by the Company in trust for the benefit of the Purchaser as owner of such Mortgage Loans, and the Company shall retain record title to the related Mortgages for the sole purpose of facilitating the servicing and the supervision of the servicing of such Mortgage Loans.

     The sale of each Mortgage Loan shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for each Mortgage Loan which shall be marked clearly to reflect the ownership of each Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee, and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or Freddie Mac, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage and eligibility of any condominium project for approval by Fannie Mae or Freddie Mac and records of periodic inspections as required by Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche or such other reliable means of recreating original documents, including but not limited to, optical imagery techniques so long as the Company complies with the requirements of the Fannie Mae Selling and Servicing Guide, as amended from time to time.

     The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of such Mortgage Loan and thereafter in accordance with applicable laws and regulations.

     The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any Person with respect to this Agreement or the Mortgage Loans unless the books and records show such Person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and shall release the previous Purchaser from its obligations hereunder with respect to the Mortgage Loans sold or transferred. Such notification of a transfer shall include a final loan schedule which shall be received by the Company no fewer than five (5) Business Days before the last Business Day of the month. If such notification is not received as specified above, the Company's duties to remit and report as required by Section 5 shall begin with the next Due Period.

Section  2.03     Custodial  Agreement;  Delivery  of  Documents.
                  ----------------------------------------------

     On each Closing Date with respect to each Mortgage Loan comprising the related Loan Package, the Company shall deliver and release to the Custodian the related Custodial Mortgage File as set forth in Exhibit C attached hereto.

     The Custodian shall certify its receipt of any Mortgage Loan Documents actually received on or prior to such Closing Date and as required to be delivered pursuant to the Custodial Agreement, as evidenced by the Initial Certification of the Custodian in the form annexed to the Custodial Agreement. The Purchaser will be responsible for the fees and expenses of the Custodian.

     Upon the Purchaser's request, the Company shall deliver to Purchaser or its designee within ten (10) days after such request such contents of the Retained Mortgage file so requested. In the event that the company fails to deliver to the Purchaser or its designee the requested contents of the Retained Mortgage File within such ten-day period, and if the Company does not cure such failure within five (5) days following receipt of written notification of such failure, the Company shall repurchase each related Mortgage Loan at the price and in the manner specified in Section 3.03.

     The Company shall forward to the Custodian original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution, provided, however, that the Company shall provide the Custodian with a certified true copy of any such document submitted for recordation within ten
(10) days of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty days of its submission for recordation.

     In the event the public recording office is delayed in returning any original document which the Company is required to deliver at any time to the Custodian in accordance with the terms of the Custodial Agreement or which the Company is required to maintain in the related Retained Mortgage File, the Company shall deliver to the Custodian or to the Retained Mortgage File, as applicable, within 240 days of its submission for recordation, a copy of such document and an Officer's Certificate, which shall (i) identify the recorded document; (ii) state that the recorded document has not been delivered to the Custodian due solely to a delay by the public recording office, (iii) state the amount of time generally required by the applicable recording office to record and return a document submitted for recordation, and (iv) specify the date the applicable recorded document will be delivered to the Custodian. The Company will be required to deliver such document to the Custodian or to the Retained Mortgage File, as applicable, by the date specified in (iv) above. An extension of the date specified in (iv) above may be requested from the Purchaser, which consent shall not be unreasonably withheld.

     In the event that new, replacement, substitute or additional Stock Certificates are issued with respect to existing Cooperative Shares, the Company immediately shall deliver to the Custodian the new Stock Certificates, together with the related Stock Powers in blank. Such new Stock Certificates shall be subject to the related Pledge Instruments and shall be subject to all of the terms, covenants and conditions of this Agreement.

                                   ARTICLE III

               REPRESENTATIONS AND WARRANTIES REMEDIES AND BREACH

Section  3.01     Company  Representations  and  Warranties.
                  -----------------------------------------

     The Company hereby represents and warrants to the Purchaser that, as of the related Closing Date:

     (a)     Due  Organization  and  Authority.
             ---------------------------------

             The Company is a national banking association duly organized, validly existing and in good standing under the laws of the United States and has all licenses necessary to carry on its business as now being conducted and is licensed, qualified and in good standing in each state where a Mortgaged Property is located if the laws of such state require licensing or qualification in order to conduct business of the type conducted by the Company, and in any event the Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of the related Mortgage Loan and the servicing of such Mortgage Loan in accordance with the terms of this Agreement; the Company has the full power and authority to execute and deliver this Agreement and to perform in accordance herewith; the execution, delivery and performance of this Agreement (including all instruments of transfer to be delivered pursuant to this Agreement) by the Company and the consummation of the transactions contemplated hereby have been duly and validly authorized; this Agreement evidences the valid, binding and enforceable obligation of the Company; and all requisite action has been taken by the Company to make this Agreement valid and binding upon the Company in accordance with its terms;

     (b)     Ordinary  Course  of  Business.
             ------------------------------

             The consummation of the transactions contemplated by this Agreement are in the ordinary course of business of the Company, who is in the business of selling and servicing loans, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement are not subject to the bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

     (c)     No  Conflicts.
             -------------

             Neither the execution and delivery of this Agreement, the acquisition of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser or the transactions contemplated hereby, nor the fulfillment of or compliance with the terms and conditions of this Agreement will conflict with or result in a breach of any of the terms, articles of incorporation or by-laws or any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject, or impair the ability of the Purchaser to realize on the Mortgage Loans, or impair the value of the Mortgage Loans;

     (d)     Ability  to  Service.
             --------------------

             The Company is an approved seller/servicer of conventional residential mortgage loans for Fannie Mae or Freddie Mac, with the facilities, procedures, and experienced personnel necessary for the sound servicing of mortgage loans of the same type as the Mortgage Loans. The Company is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae or Freddie Mac, and no event has occurred, including but not limited to a change in insurance coverage, which would make the Company unable to comply with Fannie Mae or Freddie Mac eligibility requirements or which would require notification to either Fannie Mae or Freddie Mac;

     (e)     Reasonable  Servicing  Fee.
             ---------------------------

             The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement;

     (f)     Ability  to  Perform.
             --------------------

             The Company does not believe, nor does it have any reason or cause to believe, that it cannot perform each and every covenant contained in this Agreement. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken to hinder, delay or defraud any of the Company's creditors;

     (g)     No  Litigation  Pending.
             -----------------------

             There is no action, suit, proceeding or investigation pending or threatened against the Company which, either in any one instance or in the aggregate, may result in any material adverse change in the business, operations, financial condition, properties or assets of the Company, or in any material impairment of the right or ability of the Company to carry on its business substantially as now conducted, or in any material liability on the part of the Company, or which would draw into question the validity of this Agreement or the Mortgage Loans or of any action taken or to be contemplated herein, or which would be likely to impair materially the ability of the Company to perform under the terms of this Agreement;

     (h)     No  Consent  Required.
             ---------------------

             No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the sale of the Mortgage Loans as evidenced by the consummation of the transactions contemplated by this Agreement, or if required, such approval has been obtained prior to the related Closing Date;

     (i)     Selection  Process.
             ------------------

             The Mortgage Loans were selected from among either the outstanding fixed rate or adjustable rate one- to four-family mortgage loans in the Company's mortgage banking portfolio at the related Closing Date as to which the representations and warranties set forth in
             Section 3.02 could be made and such selection was not made in a manner so as to affect adversely the interests of the Purchaser;

     (j)     No  Untrue  Information.
             -----------------------

             Neither this Agreement nor any statement, report or other document furnished or to be furnished pursuant to this Agreement or in connection with the transactions contemplated hereby contains any untrue statement of fact or omits to state a fact necessary to make the statements contained therein not misleading;

     (k)     Sale  Treatment.
             ---------------

             The Company has determined that the disposition of the Mortgage Loans pursuant to this Agreement will be afforded sale treatment for accounting and tax purposes;

     (l)     No  Material  Change.
             --------------------

             There has been no material adverse change in the business, operations, financial condition or assets of the Company since the date of the Company's most recent financial statements;

     (m)     No  Brokers'  Fees.
             ------------------

             The Company has not dealt with any broker, investment banker, agent or other Person that may be entitled to any commission or compensation in the connection with the sale of the Mortgage Loans; and

     (n)     MERS.
             ----

             The  Company  is  a  member  of  MERS  in  good  standing.


Section  3.02     Representations  and  Warranties Regarding Individual Mortgage
                  --------------------------------------------------------------
                  Loans.
                  -----

     As to each Mortgage Loan, the Company hereby represents and warrants to the Purchaser that as of the related Closing Date:

     (a)     Mortgage  Loans  as  Described.
             ------------------------------

             The information set forth in the respective Mortgage Loan Schedule and the information contained on the respective Electronic Data File delivered to the Purchaser is true and correct;

     (b)     Payments  Current.
             -----------------

             All payments required to be made up to the related Cut-off Date for the Mortgage Loan under the terms of the Mortgage Note have been made and credited. No payment under any Mortgage Loan has been thirty (30) days delinquent more than one time within twelve (12) months prior to the related Closing Date;

     (c)     No  Outstanding  Charges.
             ------------------------

             There are no defaults in complying with the terms of the Mortgages, and all taxes, governmental assessments, insurance premiums, leasehold payments, water, sewer and municipal charges, which previously became due and owing have been paid, or an escrow of funds has been established in an amount sufficient to pay for every such item which remains unpaid and which has been assessed but is not yet due and payable. The Seller has not advanced funds, or induced, solicited directly or indirectly, the payment of any amount required under the Mortgage Loan, except for interest accruing from the date of the Mortgage Note or date of disbursement of the Mortgage Loan proceeds, whichever is later, to the day which precedes by one month the Due Date of the first installment of principal and interest;

     (d)     Original  Terms  Unmodified.
             ---------------------------

             The terms of the Mortgage Note and Mortgage have not been impaired, waived, altered or modified in any respect, except by a written instrument which has been recorded, if necessary to protect the interests of the Purchaser and which has been delivered to the Custodian. The substance of any such waiver, alteration or modification has been approved by the issuer of any related PMI Policy and the title insurer, to the extent required by the policy, and its terms are reflected on the related Mortgage Loan Schedule. No Mortgagor has been released, in whole or in part, except in connection with an assumption agreement approved by the issuer of any related PMI Policy and the title insurer, to the extent required by the policy, and which assumption agreement was delivered to the Custodian pursuant to the terms of the Custodial Agreement;

     (e)     No  Defenses.
             ------------

             The Mortgage Loan is not subject to any right of rescission, set-off, counterclaim or defense, including without limitation the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render either the Mortgage Note or the Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including without limitation the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto;

     (f)     No  Satisfaction  of  Mortgage.
             ------------------------------

             The Mortgage has not been satisfied, canceled, subordinated or rescinded, in whole or in part, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part, nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission;

     (g)     Validity  of  Mortgage  Documents.
             ---------------------------------

             The Mortgage Note and the Mortgage and related documents are genuine, and each is the legal, valid and binding obligation of the maker thereof enforceable in accordance with its terms. All parties to the Mortgage Note and the Mortgage had legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage, and the Mortgage Note and the Mortgage have been duly and properly executed by such parties;

             With respect to each Cooperative Loan, the Mortgage Note, the Mortgage, the Pledge Agreement, and related documents are genuine, and each is the legal, valid and binding obligation of the maker thereof enforceable in accordance with its terms. All parties to the Mortgage Note, the Mortgage, the Pledge Agreement, the Proprietary Lease, the Stock Power, Recognition Agreement and the Assignment of Proprietary Lease had legal capacity to enter into the Mortgage Loan and to execute and deliver such documents, and such documents have been duly and properly executed by such parties;


     (h)     No  Fraud.
             ---------

             No error, omission, misrepresentation, negligence, fraud or similar occurrence with respect to a Mortgage Loan has taken place on the part of the Company, or the Mortgagor, or to the best of the Company's knowledge, any appraiser, any builder, or any developer, or any other party involved in the origination of the Mortgage Loan or in the application of any insurance in relation to such Mortgage Loan;

     (i)     Compliance  with  Applicable  Laws.
             ----------------------------------

             Any and all requirements of any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit and privacy protection, equal credit opportunity, disclosure or predatory and abusive lending laws applicable to the Mortgage Loan have been complied with, and the Company shall maintain in its possession, available for the Purchaser's inspection, and shall deliver to the Purchaser upon demand, evidence of compliance with all such requirements. All inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

     (j)     Location  and  Type  of  Mortgaged  Property.
             --------------------------------------------

             The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single, contiguous parcel of real property with a detached single family residence erected thereon, or a two- to four-family dwelling, or an individual condominium unit in a condominium project, or a Cooperative Apartment, or an individual unit in a planned unit development or a townhouse, provided, however, that any condominium project or planned unit development shall conform with the applicable Fannie Mae requirements, or the underwriting guidelines of the company, regarding such dwellings, and no residence or dwelling is a mobile home. As of the respective date of the appraisal for each Mortgaged Property, any Mortgaged Property being used for commercial purposes conforms to the underwriting guidelines of the Company and, to the best of the Company's knowledge, since the date of such appraisal, no portion of the Mortgage Property has been used for commercial purposes outside of the underwriting guidelines of the Company;

     (k)     Valid  First  Lien.
             ------------------

             The Mortgage is a valid, subsisting and enforceable first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems located in or annexed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing. The lien of the Mortgage is subject only to:

             (1) the lien of current real property taxes and assessments not yet due and payable;

             (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording acceptable to mortgage lending institutions generally and specifically referred to in the lender's title insurance policy delivered to the originator of the Mortgage Loan and (i) referred to or otherwise considered in the appraisal made for the originator of the Mortgage Loan and
                  (ii) which do not adversely affect the Appraised Value of the Mortgaged Property set forth in such appraisal; and

             (3) other matters to which like properties are commonly subject which do not materially interfere with the benefits of the security intended to be provided by the mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property.

             Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting and enforceable first lien and first priority security interest on the property described therein and the Company has full right to sell and assign the same to the Purchaser;

             With respect to each Cooperative Loan, each Pledge Agreement creates a valid, enforceable and subsisting first security interest in the Cooperative Shares and Proprietary Lease, subject only to
             (i) the lien of the related Cooperative for unpaid assessments representing the Mortgagor's pro rata share of the Cooperative's payments for its blanket mortgage, current and future real property taxes, insurance premiums, maintenance fees and other assessments to which like collateral is commonly subject and (ii) other matters to which like collateral is commonly subject which do not materially interfere with the benefits of the security intended to be provided by the Pledge Agreement; provided, however, that the appurtenant Proprietary Lease may be subordinated or otherwise subject to the lien of any mortgage on the Project;

     (l)     Full  Disbursement  of  Proceeds.
             --------------------------------

             The proceeds of the Mortgage Loan have been fully disbursed, except for escrows established or created due to seasonal weather conditions, and there is no requirement for future advances thereunder. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

     (m)     Consolidation  of  Future  Advances.
             ------------------------------------

             Any future advances made prior to the related Cut-off Date, have been consolidated with the outstanding principal amount secured by the Mortgage, and the secured principal amount, as consolidated, bears a single interest rate and single repayment term reflected on the related Mortgage Loan Schedule. The lien of the Mortgage securing the consolidated principal amount is expressly insured as having first lien priority by a title insurance policy, an endorsement to the policy insuring the mortgagee's consolidated interest or by other title evidence acceptable to Fannie Mae or Freddie Mac; the consolidated principal amount does not exceed the original principal amount of the Mortgage Loan; the Seller shall not make future advances after the related Cut-Off Date;

     (n)     Ownership.
             ---------

             The Company is the sole owner of record and holder of the Mortgage Loan and the related Mortgage Note and the Mortgage are not assigned or pledged, and the Company has good and marketable title thereto and has full right and authority to transfer and sell the Mortgage Loan to the Purchaser. The Company is transferring the Mortgage Loan free and clear of any and all encumbrances, liens, pledges, equities, participation interests, claims, charges or security interests of any nature encumbering such Mortgage Loan;

     (o)     Origination/Doing  Business.
             ---------------------------

             The Mortgage Loan was originated by a savings and loan association, a savings bank, a commercial bank, a credit union, an insurance company, or similar institution which is supervised and examined by a federal or state authority or by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to Sections 203 and 211 of the National Housing Act. All parties which have had any interest in the Mortgage Loan, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (1) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (2) organized under the laws of such state, or (3) qualified to do business in such state, or (4) federal savings and loan associations or national banks having principal offices in such state, or (5) not doing business in such state;

     (p)     LTV,  PMI  Policy.
             -----------------

             Each Mortgage Loan has an LTV as set forth in the related Mortgage Loan Schedule and related Electronic Data File. Except as indicated on the Electronic Data File, those Mortgage Loans with an LTV greater than 80% at the time of origination, a portion of the unpaid principal balance of the Mortgage Loan is and will be insured as to payment defaults by a PMI Policy. If the Mortgage Loan is insured by a PMI Policy for which the Mortgage pays all premiums, the coverage will remain in place until (i) the LTV is decreased to 78% or (ii) the PMI Policy is otherwise terminated pursuant to the Homeowners Protection Act of 1998, 12 USC 4901, et seq. All provisions of such PMI Policy and LPMI Policy have been and are being complied with, such PMI Policy and LPMI Policy is in full force and effect, and all premiums due thereunder have been paid. The Qualified Insurer has a claims paying ability acceptable to Fannie Mae or Freddie Mac. Any Mortgage Loan subject to a PMI Policy obligates the Mortgagor or in the case of an LPMI Policy, obligates the Company, thereunder to maintain the PMI Policy or LPMI Policy and to pay all premiums and charges in connection therewith. The Mortgage Interest Rate for the Mortgage Loan as set forth on the related Mortgage Loan Schedule is net of any such insurance premium. No prior holder of the Mortgage, including the Company, has done, by act or omission, anything which would impair the coverage of such PMI Policy or LPMI Policy;

     (q)     Title  Insurance.
             ----------------

             The Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy of insurance acceptable to Fannie Mae or Freddie Mac, issued by a title insurer acceptable to Fannie Mae or Freddie Mac and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan, subject only to the exceptions contained in clauses (1), (2) and (3) of Paragraph (k) of this
             Section 3.02, and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment to the Mortgage Interest Rate and Monthly Payment. The Company is the sole insured of such lender's title insurance policy, and such lender's title insurance policy is in full force and effect and will be in force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder of the Mortgage, including the Company, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

     (r)     No  Defaults.
             ------------

             There is no default, breach, violation or event of acceleration existing under the Mortgage or the Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event of acceleration, and neither the Company nor its predecessors have waived any default, breach, violation or event of acceleration;

     (s)     No  Mechanics'  Liens.
             ---------------------

             There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under the law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to, or equal or coordinate with, the lien of the related Mortgage which are not insured against by the title insurance policy referenced in Paragraph (q) above;

     (t)     Location  of  Improvements;  No  Encroachments.
             ----------------------------------------------

             Except as insured against by the title insurance policy referenced in Paragraph (q) above, all improvements which were considered in determining the Appraised Value of the Mortgaged Property lay wholly within the boundaries and building restriction lines of the Mortgaged Property and no improvements on adjoining properties encroach upon the Mortgaged Property. No improvement located on or being part of the Mortgaged Property is in violation of any applicable zoning law or regulation;

     (u)     Payment  Terms.
             ---------------

             Except with respect to the Interest Only Mortgage Loans, principal payments commenced no more than 60 days after the funds were disbursed to the Mortgagor in connection with the Mortgage Loan. The Mortgage Loans have an original term to maturity of not more than 30 years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index plus the applicable Gross Margin, rounded up or down to the nearest multiple of 0.125% indicated by the Mortgage Note; provided that the Mortgage Interest Rate will not increase or decrease by more than 2.00% on any Adjustment Date, and will in no event exceed the maximum Mortgage Interest Rate or be lower than the minimum Mortgage Interest Rate listed on the Mortgage Loan Schedule for such Mortgage Loan. Each adjustable rate Mortgage Note requires a monthly payment which is sufficient, during the period prior to the first adjustment to the Mortgage Interest Rate, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related
             Mortgage Interest Rate; provided however, with respect to any Interest Only Mortgage Loans, the Mortgage Note allows a Monthly Payment of interest only during the period prior to the first
             Adjustment Date and upon the first adjustment to the Mortgage Interest Rate, the Mortgage Note requires a Monthly Payment of principal and interest, sufficient to fully amortize the outstanding principal balance over the then remaining term of such Mortgage Loan. As to each adjustable rate Mortgage Loan, if the related Mortgage Interest Rate changes on an adjustment date, the then outstanding principal balance will be reamortized over the remaining life of such Mortgage Loan. No Mortgage Loan contains terms or provisions which would result in negative amortization;

     (v)     Customary  Provisions.
             ---------------------

             The Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (i) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (ii) otherwise by judicial foreclosure. There is no homestead or other exemption available to a Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

     (w)     Occupancy  of  the  Mortgaged  Property.
             ---------------------------------------

             As of the date of origination, the Mortgaged Property was lawfully occupied under applicable law;

     (x)     No  Additional  Collateral.
             --------------------------

             The Mortgage Note is not and has not been secured by any collateral, pledged account, except as indicated on the Electronic Data File, or other security except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to in (k) above;

     (y)     Deeds  of  Trust.
             -----------------

             In the event the Mortgage constitutes a deed of trust, a trustee, duly qualified under applicable law to serve as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses are or will become payable by the Mortgagee to the trustee under the deed of trust, except in connection with a trustee's sale after default by the Mortgagor;

     (z)     Acceptable  Investment.
             ----------------------

             The Company has no knowledge of any circumstances or conditions with respect to the Mortgage Loan, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that can reasonably be expected to cause private institutional investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or adversely affect the value or marketability of the Mortgage Loan;

     (aa)    Transfer  of  Mortgage  Loans.
             -----------------------------

             If the Mortgage Loan is not a MERS Mortgage Loan, the Assignment upon the insertion of the name of the assignee and recording information is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

     (bb)    Mortgaged  Property  Undamaged.
             ------------------------------

             The Mortgaged Property is undamaged by waste, fire, earthquake or earth movement, windstorm, flood, tornado or other casualty so as to affect adversely the value of the Mortgaged Property as security for the Mortgage Loan or the use for which the premises were intended;

     (cc)    Collection  Practices;  Escrow  Deposits.
             ----------------------------------------

             The origination and collection practices used with respect to the Mortgage Loan have been in accordance with Accepted Servicing Practices, and have been in all material respects legal and proper. With respect to escrow deposits and Escrow Payments, all such payments are in the possession of the Company and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All Escrow Payments have been collected in full compliance with state and federal law. No escrow deposits or Escrow Payments or other charges or payments due the Company have been capitalized under the Mortgage Note;

     (dd)    No  Condemnation.
             ----------------

             There is no proceeding pending or to the best of the Company's knowledge threatened for the total or partial condemnation of the related Mortgaged Property;

     (ee)    The  Appraisal.
             --------------

             The Servicing File contains an appraisal of the related Mortgaged Property. As to each Time$aver(R) Mortgage Loan, the appraisal may be from the original of the existing Company-serviced loan, which was refinanced via such Time$aver(R) Mortgage Loan. The appraisal was conducted by an appraiser who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof; and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and the appraiser both satisfy the applicable requirements of Title XI of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated;

     (ff)    Insurance.
             ---------

             The Mortgaged Property securing each Mortgage Loan is insured by an insurer acceptable to Fannie Mae or Freddie Mac against loss by fire and such hazards as are covered under a standard extended coverage endorsement and such other hazards as are customary in the area where the Mortgaged Property is located pursuant to insurance policies conforming to the requirements of Section 4.10, in an amount which is at least equal to the lesser of (a) 100% of the insurable value, on a replacement cost basis, of the improvements on the related Mortgaged Property, and (b) the greater of (i) the outstanding principal balance of the Mortgage Loan and (ii) an amount such that the proceeds of such insurance shall be sufficient to prevent the application to the Mortgagor or the loss payee of any coinsurance clause under the policy. If the Mortgaged Property is a condominium unit, it is included under the coverage afforded by a blanket policy for the project. If the improvements on the Mortgaged Property are in an area identified in the Federal Register by the Federal Emergency Management Agency as having special flood hazards, a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration is in effect with a generally acceptable insurance carrier, in an amount representing coverage not less than the least of (A) the outstanding principal balance of the Mortgage Loan, (B) the full insurable value and (C) the maximum amount of insurance which was available under the Flood Disaster Protection Act of 1973, as amended. All individual insurance policies contain a standard mortgagee clause naming the Company and its successors and assigns as mortgagee, and all premiums thereon have been paid. The Mortgage obligates the Mortgagor thereunder to maintain a hazard insurance policy at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to obtain and maintain such insurance at such Mortgagor's cost and expense, and to seek reimbursement therefor from the Mortgagor. The hazard insurance policy is the valid and binding obligation of the insurer, is in full force and effect, and will be in full force and effect and inure to the benefit of the Purchaser upon the consummation of the transactions contemplated by this Agreement. The Company has not acted or failed to act so as to impair the coverage of any such insurance policy or the validity, binding effect and enforceability thereof;

     (gg)    Servicemembers'  Civil  Relief  Act.
             ------------------------------------

             The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Servicemembers' Civil Relief Act, as amended;

     (hh)    No  Graduated  Payments  or  Contingent  Interests.
             --------------------------------------------------

             The Mortgage Loan is not a graduated payment mortgage loan and the Mortgage Loan does not have a shared appreciation or other contingent interest feature;

     (ii)    No  Construction  Loans.
             ------------------------

             No Mortgage Loan was made in connection with (i) the construction or rehabilitation of a Mortgage Property or (ii) facilitating the trade-in or exchange of a Mortgaged Property other than a construction-to-permanent loan which has converted to a permanent Mortgage Loan;

     (jj)    Underwriting.
             -------------

             Each Mortgage Loan was underwritten in accordance with the underwriting guidelines of the Company, which were in effect at the time the Mortgage Loan was originated; and the Mortgage Note and Mortgage are on forms acceptable to Freddie Mac or Fannie Mae;

     (kk)    Buydown  Mortgage  Loans.
             -------------------------

             With respect to each Mortgage Loan that is a Buydown Mortgage Loan:

             (i) On or before the date of origination of such Mortgage Loan, the Company and the Mortgagor, or the Company, the Mortgagor and the seller of the Mortgaged Property or a third party entered into a Buydown Agreement. The Buydown Agreement provides that the seller of the Mortgaged Property (or third party) shall deliver to the Company temporary Buydown Funds in an amount equal to the aggregate undiscounted amount of payments that, when added to the amount the Mortgagor on such Mortgage Loan is obligated to pay on each Due Date in accordance with the terms of the Buydown Agreement, is equal to the full scheduled Monthly Payment due on such Mortgage Loan. The temporary Buydown Funds enable the Mortgagor to qualify for the Buydown Mortgage Loan. The effective interest rate of a Buydown Mortgage Loan if less than the interest rate set forth in the related Mortgage Note will increase within the Buydown Period as provided in the related Buydown Agreement so that the effective interest rate will be equal to the interest rate as set forth in the related Mortgage Note. The Buydown Mortgage Loan satisfies the requirements of Fannie Mae or Freddie Mac guidelines;

             (ii) The Mortgage and Mortgage Note reflect the permanent payment terms rather than the payment terms of the Buydown Agreement. The Buydown Agreement provides for the payment by the Mortgagor of the full amount of the Monthly Payment on any Due Date that the Buydown Funds are available. The Buydown Funds were not used to reduce the original principal balance of the Mortgage Loan or to increase the Appraised Value of the Mortgage Property when calculating the Loan-to-Value Ratios for purposes of the Agreement and, if the Buydown Funds were provided by the Company and if required under Fannie Mae or Freddie Mac guidelines, the terms of the Buydown Agreement were disclosed to the appraiser of the Mortgaged Property;

             (iii) The Buydown Funds may not be refunded to the Mortgagor unless the Mortgagor makes a principal payment for the outstanding balance of the Mortgage Loan;

             (iv) As of the date of origination of the Mortgage Loan, the provisions of the related Buydown Agreement complied with the requirements of Fannie Mae or Freddie Mac regarding buydown agreements.

     (ll)    Delivery  of  Custodial  Mortgage  Files.
             -----------------------------------------

             Any documents required to be delivered by the Company under this Agreement have been delivered to the Custodian. The Company is in possession of a complete, true and accurate Retained Mortgage File and Custodial Mortgage File in compliance with Exhibit C hereto;

     (mm)    No  Violation  of  Environmental  Laws.
             --------------------------------------

             There is no pending action or proceeding directly involving any Mortgaged Property of which the Company is aware in which compliance with any environmental law, rule or regulation is an issue; and to the best of the Company's knowledge, nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

     (nn)    No  Bankruptcy.
             ---------------

             No Mortgagor was a debtor in any state or federal bankruptcy or insolvency proceeding at the time the Mortgage Loan was originated and to the best of the Company's knowledge, as of the related Closing Date, the Company has not received notice that any Mortgagor is a debtor under any state or federal bankruptcy or insolvency proceeding;

     (oo)    HOEPA.
             ------

             No  Mortgage  Loan  is  a  High  Cost  Loan  or  Covered  Loan;

     (pp)    Cooperative  Loans.
             ------------------

             With  respect  to  each  Cooperative  Loan:

             (i) The Cooperative Shares are held by a person as a tenant-stockholder in a Cooperative. Each original UCC financing statement, continuation statement or other governmental filing or recordation necessary to create or preserve the perfection and priority of the first lien and security interest in the Cooperative Loan and Proprietary Lease has been timely and properly made. Any security agreement, chattel mortgage or equivalent document related to the Cooperative Loan and delivered to Purchaser or its designee establishes in Purchaser a valid and subsisting perfected first lien on and security interest in the Mortgaged Property described therein, and Purchaser has full right to sell and assign the same. The Proprietary Lease term expires no less than five years after the Mortgage Loan term or such other term acceptable to Fannie Mae or Freddie Mac;

              (ii) A Cooperative Lien Search has been made by a company competent to make the same which company is acceptable to Fannie Mae and qualified to do business in the jurisdiction where the Cooperative is located;

              (iii) (a)  The term of the related Proprietary Lease is not less than the terms of the Cooperative Loan; (b) there is no provision in any Proprietary Lease which requires the Mortgagor to offer for sale the Cooperative Shares owned by such Mortgagor first to the Cooperative; (c) there is no prohibition in any Proprietary Lease against pledging the Cooperative Shares or assigning the Proprietary Lease; (d) the Cooperative has been created and exists in full compliance with the requirements for residential cooperatives in the jurisdiction in which the Project is located and qualifies as a cooperative housing corporation under Section 210 of the Code; (e) the Recognition Agreement is on a form published by Aztech Document Services, Inc. or includes similar provisions; and (f) the Cooperative has good and marketable title to the Project, and owns the Project either in fee simple or under a leasehold that complies with the requirements of the Fannie Mae Guidelines; such title is free and clear of any adverse liens or encumbrances, except the lien of any blanket mortgage;

              (iv) The Company has the right under the terms of the Mortgage Note, Pledge Agreement and Recognition Agreement to pay any maintenance charges or assessments owed by the Mortgagor;

              (v) Each Stock Power (i) has all signatures guaranteed or (ii) if all signatures are not guaranteed, then such Cooperative Shares will be transferred by the stock transfer agent of the Cooperative if the Company undertakes to convert the ownership of the collateral securing the related Cooperative Loan;

     (qq)    Georgia  Fair  Lending  Act.
             ---------------------------

             There is no Mortgage Loan that was originated on or after October 1, 2002 and before March 7, 2003, which is secured by property located in the State of Georgia;

     (rr)    Methodology.
             -----------

             The methodology used in underwriting the extension of credit for each Mortgage Loan employs objective mathematical principles which relate the borrower's income, assets and liabilities to the proposed payment and such underwriting methodology does not rely on the extent of the borrower's equity in the collateral as the principal determining factor in approving such credit extension. Such underwriting methodology confirmed that at the time of origination (application/approval) the borrower had a reasonable ability to make timely payments on the Mortgage Loan;

     (ss)    Imposition  of  a  Premium.
             --------------------------

             With respect to any Mortgage Loan that contains a provision permitting imposition of a premium upon a prepayment prior to maturity: (i) the prepayment premium is disclosed to the borrower in the loan documents pursuant to applicable state and federal law, and (ii) notwithstanding any state or federal law to the contrary, the Company shall recommend that such prepayment premium is not imposed in any instance when the mortgage debt is accelerated as the result of the borrower's default in making the loan payments;

     (tt)    Single  Premium  Credit  Life.
             -----------------------------

             No Mortgagor was required to purchase any single premium credit insurance policy (e.g. life, disability, accident, unemployment or health insurance products) or debt cancellation agreement as a condition of obtaining the extension of credit. No Mortgagor obtained a prepaid single premium credit insurance policy (e.g. life, disability, accident, unemployment or health insurance product) as part of the origination of the Mortgage Loan. No proceeds from any Mortgage Loan were used to purchase single premium credit insurance policies or debt cancellation agreements as part of the origination of, or as a condition to closing, such Mortgage Loan;

     (uu)    No  Arbitration  Provision.
             --------------------------

             With respect to each Mortgage Loan, neither the related Mortgage nor the related Mortgage Note requires the Mortgagor to submit to arbitration to resolve any dispute arising out of or relating in any way to the Mortgage Loan transaction;

     (ww)    Credit  Reporting.
             -----------------

             With respect to each Mortgage Loan, the Company has fully furnished, in accordance with the Fair Credit Reporting Act and its implementing regulations, accurate and complete information (i.e. favorable and unfavorable) on its borrower credit files to Equifax, Experian and Trans Union Credit Information Company (three of the credit repositories), on a monthly basis; and

     (xx)    Illinois  Interest  Act.
             -----------------------

             Any  Mortgage  Loan  with  a  Mortgaged  Property  in  the State of
             Illinois  complies  with  the  Illinois  Interest  Act.

Section  3.03  Repurchase.
               -----------

     It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans to the Purchaser and the delivery of the Mortgage Loan Documents to the Custodian and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment of Mortgage or the examination or failure to examine any Custodial Mortgage Files or Retained Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser (or which materially and adversely affects the interests of Purchaser in the related Mortgage Loan in the case of a representation and warranty relating to a particular Mortgage Loan), the party discovering such breach shall give prompt written notice to the other.

     Within ninety (90) days of the earlier of either discovery by or notice to the Company of any breach of a representation or warranty which materially and adversely affects the value of the Mortgage Loans, the Company shall use its best efforts promptly to cure such breach in all material respects and, if such breach cannot be cured, the Company shall, at the Purchaser's option, repurchase such Mortgage Loan at the Repurchase Price. In the event that a breach shall involve any representation or warranty set forth in Section 3.01, and such breach cannot be cured within 90 days of the earlier of either discovery by or notice to the Company of such breach, all of the Mortgage Loans shall, at the Purchaser's option, be repurchased by the Company at the Repurchase Price. However, if the breach shall involve a representation or warranty set forth in
Section 3.02 and the Company discovers or receives notice of any such breach within 120 days of the related Closing Date, the Company shall, if the breach cannot be cured, at the Purchaser's option and provided that the Company has a Qualified Substitute Mortgage Loan, rather than repurchase the Mortgage Loan as provided above, remove such Mortgage Loan (a "Deleted Mortgage Loan") and substitute in its place a Qualified Substitute Mortgage Loan or Loans, provided that any such substitution shall be effected not later than 120 days after the related Closing Date. If the Company has no Qualified Substitute Mortgage Loan, it shall repurchase the deficient Mortgage Loan within ninety (90) days of the written notice of the breach or the failure to cure, whichever is later. Any repurchase of a Mortgage Loan or Loans pursuant to the foregoing provisions of this Section 3.03 shall be accomplished by deposit in the Custodial Account of the amount of the Repurchase Price for distribution to Purchaser on the next scheduled Remittance Date, after deducting therefrom any amount received in respect of such repurchased Mortgage Loan or Loans and being held in the Custodial Account for future distribution.

     At the time of repurchase or substitution, the Purchaser and the Company shall arrange for the reassignment of the Deleted Mortgage Loan to the Company and the delivery to the Company of any documents held by the Custodian relating to the Deleted Mortgage Loan. If the Company repurchases a Mortgage Loan that is a MERS Mortgage Loan, the Company shall cause MERS to designate on the MERS(R) System to remove the Purchaser as the beneficial holder with respect to such Mortgage Loan. In the event of a repurchase or substitution, the Company shall, simultaneously with such reassignment, give written notice to the Purchaser that such repurchase or substitution has taken place, amend the related Mortgage Loan Schedule to reflect the withdrawal of the Deleted Mortgage Loan from this Agreement, and, in the case of substitution, identify a Qualified Substitute Mortgage Loan and amend the related Mortgage Loan Schedule to reflect the addition of such Qualified Substitute Mortgage Loan to this Agreement. In connection with any such substitution, the Company shall be deemed to have made as to such Qualified Substitute Mortgage Loan the representations and warranties set forth in this Agreement except that all such representations and warranties set forth in this Agreement shall be deemed made as of the date of such substitution. The Company shall effect such substitution by delivering to the Custodian for such Qualified Substitute Mortgage Loan the documents required by
Section 2.03, with the Mortgage Note endorsed as required by Section 2.03. No substitution will be made in any calendar month after the Determination Date for such month. The Company shall deposit in the Custodial Account the Monthly Payment less the Servicing Fee due on such Qualified Substitute Mortgage Loan or Loans in the month following the date of such substitution. Monthly Payments due with respect to Qualified Substitute Mortgage Loans in the month of substitution shall be retained by the Company. With respect to any Deleted Mortgage loan, distributions to Purchaser shall include the Monthly Payment due on any Deleted Mortgage Loan in the month of substitution, and the Company shall thereafter be entitled to retain all amounts subsequently received by the Company in respect of such Deleted Mortgage Loan.

     For  any  month  in  which  the  Company substitutes a Qualified Substitute
Mortgage Loan for a Deleted Mortgage Loan, the Company shall determine the amount (if any) by which the aggregate principal balance of all Qualified Substitute Mortgage Loans as of the date of substitution is less than the aggregate Stated Principal Balance of all Deleted Mortgage Loans (after application of scheduled principal payments due in the month of substitution). The amount of such shortfall shall be distributed by the Company in the month of substitution pursuant to Section 5.01. Accordingly, on the date of such substitution, the Company shall deposit from its own funds into the Custodial Account an amount equal to the amount of such shortfall.

     In addition to such repurchase or substitution obligation, the Company shall indemnify the Purchaser and hold it harmless against any losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from any claim, demand, defense or assertion based on or grounded upon, or resulting from, a breach of the Company representations and warranties contained in this Agreement. It is understood and agreed that the obligations of the Company set forth in this
Section 3.03 to cure, substitute for or repurchase a defective Mortgage Loan and to indemnify the Purchaser as provided in this Section 3.03 constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties.

     Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and 3.02 shall accrue as to any Mortgage Loan upon (i) discovery of such breach by the Purchaser or notice thereof by the Company to the Purchaser, (ii) failures by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

     In  the  event  a  Mortgage  Loan pays off in full on or before the related
Closing Date, the Company must repay the Purchaser the difference between the Unpaid Principal Balance of such Mortgage Loan as of the date of pay off and the Unpaid Principal Balance multiplied by the purchase price percentage adjusted, if necessary in accordance with the Commitment Letter.


                                   ARTICLE IV

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

Section  4.01     Company  to  Act  as  Servicer.
                  ------------------------------

     The Company, as an independent contractor, shall service and administer the Mortgage Loans and shall have full power and authority, acting alone or through the utilization of a Subcontractor, to do any and all things in connection with such servicing and administration which the Company may deem necessary or desirable, consistent with the terms of this Agreement and with Accepted Servicing Practices. The Company shall be responsible for any and all acts of a Subcontractor, and the Company's utilization of a Subcontractor shall in no way relieve the liability of the Company under this Agreement.

     Consistent with the terms of this Agreement, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of strict compliance with any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that the Company shall not make any future advances with respect to a Mortgage Loan and (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Company, imminent and the Company has obtained the prior written consent of the Purchaser) the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer or forgive the payment of principal (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 5.03, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances made pursuant to Section 5.03. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to execute and deliver on behalf of itself and the Purchaser, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. If reasonably required by the Company, the Purchaser shall furnish the Company with any powers of attorney and other documents necessary or appropriate to enable the Company to carry out its servicing and administrative duties under this Agreement.

     In servicing and administering the Mortgage Loans, the Company shall employ procedures (including collection procedures) and exercise the same care that it customarily employs and exercises in servicing and administering mortgage loans for its own account, giving due consideration to Accepted Servicing Practices where such practices do not conflict with the requirements of this Agreement, and the Purchaser's reliance on the Company.

     The Company is authorized and empowered by the Purchaser, in its own name, when the Company believes it appropriate in its reasonable judgment to register any Mortgage Loan on the MERS(R) System, or cause the removal from the registration of any Mortgage Loan on the MERS(R) System, with written consent of the Purchaser, to execute and deliver, on behalf of the Purchaser, any and all instruments of assignment and other comparable instruments with respect to such assignment or re-recording of a Mortgage in the name of MERS, solely as nominee for the Purchaser and its successors and assigns.

     The Company shall cause to be maintained for each Cooperative Loan a copy of the financing statements and shall file and such financing statements and continuation statements as necessary, in accordance with the Uniform Commercial Code applicable in the jurisdiction in which the related Cooperative Apartment is located, to perfect and protect the security interest and lien of the Purchaser.

     The Company shall apply any Principal Prepayment on an Interest Only Mortgage Loan to the then-outstanding principal balance, at which time the interest-only payment feature shall be extinguished. The related Monthly Payment shall thereafter consist of both principal and interest components, and the amount of such Monthly Payment shall not change prior to the next Adjustment Date.

Section  4.02     Liquidation  of  Mortgage  Loans.
                  --------------------------------

     In the event that any payment due under any Mortgage Loan and not postponed pursuant to Section 4.01 is not paid when the same becomes due and payable, or in the event the Mortgagor fails to perform any other covenant or obligation under the Mortgage Loan and such failure continues beyond any applicable grace period, the Company shall take such action as (1) the Company would take under similar circumstances with respect to a similar mortgage loan held for its own account for investment, (2) shall be consistent with Accepted Servicing Practices, (3) the Company shall determine prudently to be in the best interest of Purchaser, and (4) is consistent with any related PMI Policy. In the event that any payment due under any Mortgage Loan is not postponed pursuant to
Section 4.01 and remains delinquent for a period of 90 days or any other default continues for a period of 90 days beyond the expiration of any grace or cure period, the Company shall commence foreclosure proceedings, the Company shall notify the Purchaser in writing of the Company's intention to do so, and the Company shall not commence foreclosure proceedings if the Purchaser objects to such action within three (3) Business Days of receiving such notice. In the event the Purchaser objects to such foreclosure action, the Company shall not be required to make Monthly Advances with respect to such Mortgage Loan, pursuant to Section 5.03, and the Company's obligation to make such Monthly Advances shall terminate on the 90th day referred to above. In such connection, the Company shall from its own funds make all necessary and proper Servicing
Advances, provided, however, that the Company shall not be required to expend its own funds in connection with any foreclosure or towards the restoration or preservation of any Mortgaged Property, unless it shall determine (a) that such preservation, restoration and/or foreclosure will increase the proceeds of liquidation of the Mortgage Loan to Purchaser after reimbursement to itself for such expenses and (b) that such expenses will be recoverable by it either through Liquidation Proceeds (respecting which it shall have priority for purposes of withdrawals from the Custodial Account pursuant to Section 4.05) or through Insurance Proceeds (respecting which it shall have similar priority).

     Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged
Property, such an inspection or review is to be conducted by a qualified inspector. The cost for such inspection or review shall be borne by the Purchaser. Upon completion of the inspection or review, the Company shall promptly provide the Purchaser with a written report of the environmental inspection.

     After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property. In the event (a) the environmental inspection report indicates that the Mortgaged Property is contaminated by hazardous or toxic substances or wastes and (b) the Purchaser directs the Company to proceed with foreclosure or acceptance of a deed in lieu of foreclosure, the Company shall be reimbursed for all reasonable costs associated with such foreclosure or acceptance of a deed in lieu of foreclosure and any related environmental clean up costs, as applicable, from the related Liquidation Proceeds, or if the Liquidation Proceeds are insufficient to fully reimburse the Company, the Company shall be entitled to be reimbursed from amounts in the Custodial Account pursuant to Section 4.05 hereof. In the event the Purchaser directs the Company not to proceed with foreclosure or acceptance of a deed in lieu of foreclosure, the Company shall be reimbursed for all Servicing Advances made with respect to the related Mortgaged Property from the Custodial Account pursuant to Section 4.05 hereof.

Section  4.03     Collection  of  Mortgage  Loan  Payments.
                  ----------------------------------------

     Continuously from the related Cut-off Date until the principal and interest on all Mortgage Loans are paid in full, the Company shall proceed diligently to collect all payments due under each of the Mortgage Loans when the same shall become due and payable and shall take special care in ascertaining and estimating Escrow Payments and all other charges that will become due and payable with respect to the Mortgage Loan and the Mortgaged Property, to the end that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

Section  4.04     Establishment  of  and  Deposits  to  Custodial  Account.
                  --------------------------------------------------------

     The Company shall segregate and hold all funds collected and received pursuant to a Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts, in the form of time deposit or demand accounts, titled "Wells Fargo Bank, N.A. in trust for the Purchaser and/or subsequent purchasers of Mortgage Loans - P & I." The Custodial Account shall be established with a Qualified Depository. Upon request of the Purchaser and within ten (10) days thereof, the Company shall provide the Purchaser with written confirmation of the existence of such Custodial Account. Any funds deposited into the Custodial Account shall at all times be insured to the fullest extent allowed by applicable law. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section 4.05.

     The Company shall deposit in the Custodial Account within one (1) Business Day of Company's receipt, and retain therein, the following collections received by the Company and payments made by the Company after the related Cut-off Date, other than payments of principal and interest due on or before the related Cut-off Date, or received by the Company prior to the related Cut-off Date but allocable to a period subsequent thereto:

     (i) all payments on account of principal on the Mortgage Loans, including all Principal Prepayments;

     (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

     (iii)   all  Liquidation  Proceeds;

     (iv) all Insurance Proceeds including amounts required to be deposited pursuant to Section 4.10 (other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with
             Section  4.14),  Section  4.11  and  Section  4.15;

     (v) all Condemnation Proceeds which are not applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Section 4.14;

     (vi) any amount required to be deposited in the Custodial Account pursuant to Section 4.01, 5.03, 6.01 or 6.02;

     (vii) any amounts payable in connection with the repurchase of any Mortgage Loan pursuant to Section 3.03 and all amounts required to be deposited by the Company in connection with a shortfall in principal amount of any Qualified Substitute Mortgage Loan pursuant to Section 3.03;

     (viii) with respect to each Principal Prepayment an amount (to be paid by the Company out of its funds) which, when added to all amounts allocable to interest received in connection with the Principal Prepayment, equals one month's interest on the amount of principal so prepaid at the Mortgage Loan Remittance Rate;

     (ix)    any  amounts  required  to be deposited by the Company pursuant to
             Section 4.11 in connection with the deductible clause in any blanket hazard insurance policy;

     (x) any amounts received with respect to or related to any REO Property and all REO Disposition Proceeds pursuant to Section 4.16; and

     (xi) an amount from the Subsidy Account that when added to the Mortgagor's payment will equal the full monthly amount due under the related Mortgage Note.

     The foregoing requirements for deposit into the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company into the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to Section 4.05.

Section  4.05     Permitted  Withdrawals  From  Custodial  Account.
                  ------------------------------------------------

     The Company shall, from time to time, withdraw funds from the Custodial Account for the following purposes:

     (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

     (ii) to reimburse itself for Monthly Advances of the Company's funds made pursuant to Section 5.03, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late payments of principal and/or interest respecting which any such advance was made, it being understood that, in the case of any such reimbursement, the Company's right thereto shall be prior to the rights of Purchaser, except that, where the Company is required to repurchase a Mortgage Loan pursuant to Section 3.03 or 6.02, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such sections and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

     (iii) to reimburse itself for unreimbursed Servicing Advances, and for any unpaid Servicing Fees, the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds and such other amounts as may be collected by the Company from the Mortgagor or otherwise relating to the Mortgage Loan, it being understood that, in the case of any such reimbursement, the Company's right thereto shall be prior to the rights of Purchaser, except that where the Company is required to repurchase a Mortgage Loan pursuant to Section 3.03 or 6.02, in which case the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such sections and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan. Upon Purchaser's request, the Company shall provide documentation supporting the Company's Servicing Advances;

     (iv)    to  pay  itself  interest  on  funds  deposited  in  the Custodial
             Account;

     (v) to reimburse itself for expenses incurred and reimbursable to it pursuant to Section 8.01;

     (vi) to pay any amount required to be paid pursuant to Section 4.16 related to any REO Property, it being understood that, in the case of any such expenditure or withdrawal related to a particular REO Property, the amount of such expenditure or withdrawal from the Custodial Account shall be limited to amounts on deposit in the Custodial Account with respect to the related REO Property;

     (vii) to reimburse itself for any Servicing Advances or REO expenses after liquidation of the Mortgaged Property not otherwise reimbursed above;

     (viii) to remove funds inadvertently placed in the Custodial Account by the Company; and

     (ix) to clear and terminate the Custodial Account upon the termination of this Agreement.

     In the event that the Custodial Account is interest bearing, on each Remittance Date, the Company shall withdraw all funds from the Custodial Account except for those amounts which, pursuant to Section 5.01, the Company is not obligated to remit on such Remittance Date. The Company may use such withdrawn funds only for the purposes described in this Section 4.05.

Section  4.06     Establishment  of  and  Deposits  to  Escrow  Account.
                  -----------------------------------------------------

     The Company shall segregate and hold all funds collected and received pursuant to a Mortgage Loan constituting Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts, in the form of time deposit or demand accounts, titled, "Wells Fargo Bank, N.A., in trust for the Purchaser and/or subsequent purchasers of Residential Mortgage Loans, and various Mortgagors - T & I." The Escrow Accounts shall be established with a Qualified Depository, in a manner which shall provide maximum available insurance thereunder. Upon request of the Purchaser and within ten (10) days thereof, the Company shall provide the Purchaser with written confirmation of the existence of such Escrow Account. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07.

     The Company shall deposit in the Escrow Account or Accounts within one (1) Business Days of Company's receipt, and retain therein:

     (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

     (ii) all amounts representing Insurance Proceeds or Condemnation Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

     (iii)   all  payments  on  account  of  Buydown  Funds.

     The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, as set forth in Section
4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution, other than interest on escrowed funds required by law to be paid to the Mortgagor. To the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account may be non-interest bearing or that interest paid thereon is insufficient for such purposes.

Section  4.07     Permitted  Withdrawals  From  Escrow  Account.
                  ---------------------------------------------

     Withdrawals from the Escrow Account or Accounts may be made by the Company only:

     (i) to effect timely payments of ground rents, taxes, assessments, water rates, mortgage insurance premiums, condominium charges, fire and hazard insurance premiums or other items constituting Escrow Payments for the related Mortgage;

     (ii) to reimburse the Company for any Servicing Advances made by the Company pursuant to Section 4.08 with respect to a related Mortgage Loan, but only from amounts received on the related Mortgage Loan which represent late collections of Escrow Payments thereunder;

     (iii) to refund to any Mortgagor any funds found to be in excess of the amounts required under the terms of the related Mortgage Loan;

     (iv) for transfer to the Custodial Account and application to reduce the principal balance of the Mortgage Loan in accordance with the terms of the related Mortgage and Mortgage Note;

     (v) for application to restoration or repair of the Mortgaged Property in accordance with the procedures outlined in Section 4.14;

     (vi) to pay to the Company, or any Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

     (vii) to remove funds inadvertently placed in the Escrow Account by the Company;

     (viii) to remit to Purchaser payments on account of Buydown Funds as applicable; and

     (ix) to clear and terminate the Escrow Account on the termination of this Agreement.

Section  4.08     Payment  of  Taxes,  Insurance  and  Other  Charges.
                  ---------------------------------------------------

     With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates, sewer rents, and other charges which are or may become a lien upon the Mortgaged Property and the status of PMI Policy premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges (including renewal premiums) and shall effect payment thereof prior to the applicable penalty or termination date, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payment of all such charges irrespective of each Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments, and the Company shall make advances from its own funds to effect such payments.

Section  4.09     Protection  of  Accounts.
                  ------------------------

     The Company may transfer the Custodial Account, the Subsidy Account or the Escrow Account to a different Qualified Depository from time to time with prior written notice to Purchaser.

Section  4.10     Maintenance  of  Hazard  Insurance.
                  ----------------------------------

     The Company shall cause to be maintained for each Mortgage Loan hazard insurance such that all buildings upon the Mortgaged Property are insured by an insurer acceptable to Fannie Mae or Freddie Mac against loss by fire, hazards of extended coverage and such other hazards as are customary in the area where the Mortgaged Property is located, in an amount which is at least equal to the lesser of (i) 100% of the insurable value, on a replacement cost basis, of the improvements on the related Mortgaged Property, and (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan and (b) an amount such that the proceeds of such insurance shall be sufficient to prevent the application to the Mortgagor or the loss payee of any coinsurance clause under the policy. In the event a hazard insurance policy shall be in danger of being terminated, or in the event the insurer shall cease to be acceptable to Fannie Mae or Freddie Mac, the Company shall notify the Purchaser and the related Mortgagor, and shall use its best efforts, as permitted by applicable law, to obtain from another qualified insurer a replacement hazard insurance policy substantially and materially similar in all respects to the original policy. In no event, however, shall a Mortgage Loan be without a hazard insurance policy at any time, subject only to Section 4.11 hereof.

     If upon origination of the Mortgage Loan, the related Mortgaged Property was located in an area identified by the Flood Emergency Management Agency as having special flood hazards (and such flood insurance has been made available) a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration is in effect with a generally acceptable insurance carrier acceptable to Fannie Mae or Freddie Mac in an amount representing coverage equal to the lesser of (i) the minimum amount required, under the terms of coverage, to compensate for any damage or loss on a replacement cost basis (or the unpaid balance of the mortgage if replacement cost coverage is not available for the type of building insured) and (ii) the maximum amount of insurance which is available under the Flood Disaster
Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf, as permitted by applicable law.

     If a Mortgage is secured by a unit in a condominium project, the Company shall verify that the coverage required of the owner's association, including hazard, flood, liability, and fidelity coverage, is being maintained in accordance with then current Fannie Mae requirements, and secure from the owner's association its agreement to notify the Company promptly of any change in the insurance coverage or of any condemnation or casualty loss that may have a material effect on the value of the Mortgaged Property as security.

     In the event that any Purchaser or the Company shall determine that the Mortgaged Property should be insured against loss or damage by hazards and risks not covered by the insurance required to be maintained by the Mortgagor pursuant to the terms of the Mortgage, the Company shall communicate and consult with the Mortgagor with respect to the need for such insurance and bring to the Mortgagor's attention the required amount of coverage for the Mortgaged Property and if the Mortgagor does not obtain such coverage, the Company shall immediately force place the required coverage on the Mortgagor'.

     All policies required hereunder shall name the Company as loss payee and shall be endorsed with standard or union mortgagee clauses, without contribution, which shall provide for at least 30 days prior written notice of any cancellation, reduction in amount or material change in coverage.

     The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are acceptable to Fannie Mae and Freddie Mac and are licensed to do business in the jurisdiction in which the Mortgaged Property is located. The Company shall determine that such policies provide sufficient risk coverage and amounts, that they insure the property owner, and that they properly describe the property address.

     Pursuant to Section 4.04, any amounts collected by the Company under any such policies (other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the related Mortgaged Property, or property acquired in liquidation of the Mortgage Loan, or to be released to the Mortgagor, in accordance with the Company's normal servicing procedures as specified in Section 4.14) shall be deposited in the Custodial Account subject to withdrawal pursuant to Section 4.05.

Section  4.11     Maintenance  of  Mortgage  Impairment  Insurance.
                  ------------------------------------------------

     In the event that the Company shall obtain and maintain a blanket policy insuring against losses arising from fire and hazards covered under extended coverage on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section
4.10. The Company shall prepare and make any claims on the blanket policy as deemed necessary by the Company in accordance with Accepted Servicing Practices. Any amounts collected by the Company under any such policy relating to a Mortgage Loan shall be deposited in the Custodial Account subject to withdrawal pursuant to Section 4.05. Such policy may contain a deductible clause, in which case, in the event that there shall not have been maintained on the related Mortgaged Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, the Company shall deposit in the Custodial Account at the time of such loss the amount not otherwise payable under the blanket policy because of such deductible clause, such amount to be deposited from the Company's funds, without reimbursement therefor. Upon request of the Purchaser, the Company shall cause to be delivered to such Purchaser a certificate of insurance and a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without 30 days' prior written notice to such Purchaser.

Section  4.12     Maintenance  of  Fidelity  Bond  and  Errors  and  Omissions
                  ------------------------------------------------------------
                  Insurance.
                  ---------

     The Company shall maintain with responsible companies, at its own expense, a blanket Fidelity Bond and an Errors and Omissions Insurance Policy, with broad coverage on all officers, employees or other Persons acting in any capacity requiring such Persons to handle funds, money, documents or papers relating to the Mortgage Loans ("Company Employees"). Any such Fidelity Bond and Errors and Omissions Insurance Policy shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement, fraud, errors and omissions and negligent acts of such Company Employees. Such Fidelity Bond and Errors and Omissions Insurance Policy also shall protect and insure the Company against losses in connection with the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring such Fidelity Bond and Errors and Omissions Insurance Policy shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be with a company acceptable to Fannie Mae or Freddie Mac and in amounts at least equal to the amounts acceptable to Fannie Mae or Freddie Mac. Upon the request of any Purchaser, the Company shall cause to be delivered to such Purchaser a certified true copy of such fidelity bond and insurance policy and a statement from the surety and the insurer that such fidelity bond and insurance policy shall in no event be terminated or materially modified without 30 days' prior written notice to the Purchaser.

Section  4.13     Inspections.
                  -----------

     If any Mortgage Loan is more than 60 days delinquent, the Company immediately shall inspect the Mortgaged Property and shall conduct subsequent inspections in accordance with Accepted Servicing Practices or as may be required by the primary mortgage guaranty insurer. The Company shall keep a record of each such inspection and shall provide the Purchaser with copies of such upon request.

Section  4.14     Restoration  of  Mortgaged  Property.
                  ------------------------------------

     The Company need not obtain the approval of the Purchaser prior to releasing any Insurance Proceeds or Condemnation Proceeds to the Mortgagor to be applied to the restoration or repair of the Mortgaged Property if such release is in accordance with Accepted Servicing Practices. For claims greater than $15,000, at a minimum the Company shall comply with the following conditions in connection with any such release of Insurance Proceeds or Condemnation Proceeds:

     (i) the Company shall receive satisfactory independent verification of completion of repairs and issuance of any required approvals with respect thereto;

     (ii) the Company shall take all steps necessary to preserve the priority of the lien of the Mortgage, including, but not limited to requiring waivers with respect to mechanics' and materialmen's liens;

     (iii) the Company shall verify that the Mortgage Loan is not in default; and

     (iv) pending repairs or restoration, the Company shall place the Insurance Proceeds or Condemnation Proceeds in the Escrow Account.

     If the Purchaser is named as an additional loss payee, the Company is hereby empowered to endorse any loss draft issued in respect of such a claim in the name of the Purchaser.

Section  4.15     Maintenance  of  PMI  Policy;  Claims.
                  -------------------------------------

     Each Mortgage Loan has an LTV as indicated on the Mortgage Loan Schedule and Electronic Data File. Except as indicated on the Electronic Data File, with respect to each Mortgage Loan with an LTV in excess of 80% at the time of origination, the Company shall, without any cost to the Purchaser maintain or cause the Mortgagor to maintain in full force and effect a PMI Policy or LPMI Policy insuring a portion of the unpaid principal balance of the Mortgage Loan as to payment defaults. If the Mortgage Loan is insured by a PMI Policy for which the Mortgagor pays all premiums, the coverage will remain in place until
(i) the LTV decreases to 78% or (ii) the PMI Policy is otherwise terminated pursuant to the Homeowners Protection Act of 1998, 12 USC 4901, et seq. In the event that such PMI Policy shall be terminated other than as required by law, the Company shall obtain from another Qualified Insurer a comparable replacement policy, with a total coverage equal to the remaining coverage of such terminated PMI Policy. If the insurer shall cease to be a Qualified Insurer, the Company shall determine whether recoveries under the PMI Policy and LPMI Policy are jeopardized for reasons related to the financial condition of such insurer, it being understood that the Company shall in no event have any responsibility or liability for any failure to recover under the PMI Policy or LPMI Policy for such reason. If the Company determines that recoveries are so jeopardized, it shall notify the Purchaser and the Mortgagor, if required, and obtain from another Qualified Insurer a replacement insurance policy. The Company shall not take any action which would result in noncoverage under any applicable PMI Policy or LPMI Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related PMI Policy or LPMI Policy, if any, of such assumption or substitution of liability in accordance with the terms of such PMI Policy or LPMI Policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under such PMI Policy or LPMI Policy. If such PMI Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement PMI Policy or LPMI Policy as provided above.

     In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any PMI Policy in a timely fashion in accordance with the terms of such PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any PMI Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

Section  4.16     Title,  Management  and  Disposition  of  REO  Property.
                  -------------------------------------------------------

     In the event that title to any Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser, or in the event the Purchaser is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an Opinion of Counsel obtained by the Company from any attorney duly licensed to practice law in the state where the REO Property is located. The Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the Purchaser.

     The Purchaser shall have the option to manage and operate the REO Property provided the Purchaser gives written notice of its intention to do so within thirty (30) days after such REO Property is acquired in foreclosure or by deed in lieu of foreclosure. The election by the Purchaser to manage the REO Property shall not constitute a termination of any rights of the Company pursuant to
Section 11.02. Upon the Company's receipt of such written notice, it shall be relived of any obligation to manage, conserve, protect, operate, dispose or sell the Mortgaged Property for the Purchaser, or its designee. All such duties will become the obligation of the Purchaser, or its designee. In such connection, upon the Mortgaged Property being acquired on behalf of the Purchaser, or its designee, the Company shall fully cooperate with Purchaser to transfer management of the REO Property to Purchaser, or its designee, and shall immediately submit a statement of expenses to the Purchaser for reimbursement within 30 days for all Monthly Advances and Servicing Advances. If Company does not receive reimbursement of such expenses from the Purchaser within the 30-days of the statement of expenses, Company shall be permitted to withdraw such amount from the Custodial Account pursuant to Section 4.05.

     In the event the Purchaser does not elect to manage an REO Property, the Company shall manage, conserve and protect the related REO Property for the Purchaser. The Company, either itself or through an agent selected by the Company, shall manage the REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall attempt to sell the same (and may temporarily rent the same for a period not greater than one year, except as otherwise provided below) on such terms and conditions as the Company deems to be in the best interest of the Purchaser.

     The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless (i) a REMIC election has not been made with respect to the arrangement under which the Mortgage Loans and the REO Property are held, and (ii) the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a period longer than one year is permitted under the foregoing sentence and is necessary to sell any REO Property, (i) the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property and (ii) if, with the written consent of the Purchaser, a purchase money mortgage is taken in connection with such sale, such purchase money mortgage shall name the Company as mortgagee, and such purchase money mortgage shall not be held pursuant to this Agreement, but instead a separate participation agreement among the Company and Purchaser shall be entered into with respect to such purchase money mortgage.

     The Company shall also maintain on each REO Property fire and hazard insurance with extended coverage in amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, liability insurance and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in the amount required above.

     The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser. The proceeds of sale of the REO Property shall be promptly deposited in the Custodial Account. As soon as practical thereafter the expenses of such sale shall be paid and the Company shall reimburse itself for any related unreimbursed Servicing Advances, unpaid Servicing Fees and unreimbursed advances made pursuant to Section 5.03. On the Remittance Date immediately following the Principal Prepayment Period in which such sale proceeds are received the net cash proceeds of such sale remaining in the Custodial Account shall be distributed to the Purchaser.

     The Company shall withdraw the Custodial Account funds necessary for the proper operation management and maintenance of the REO Property, including the cost of maintaining any hazard insurance pursuant to Section 4.10 and the fees of any managing agent of the Company, or the Company itself. The Company shall make monthly distributions on each Remittance Date to the Purchaser of the net cash flow from the REO Property (which shall equal the revenues from such REO Property net of the expenses described in the Section 4.16 and of any reserves reasonably required from time to time to be maintained to satisfy anticipated liabilities for such expenses).

Section  4.17     Real  Estate  Owned  Reports.
                  ----------------------------

     Together with the statement furnished pursuant to Section 5.02, the Company shall furnish to the Purchaser on or before the Remittance Date each month a statement with respect to any REO Property covering the operation of such REO Property for the previous month and the Company's efforts in connection with the sale of such REO Property and any rental of such REO Property incidental to the sale thereof for the previous month. That statement shall be accompanied by such other information as the Purchaser shall reasonably request.

Section  4.18     Liquidation  Reports.
                  --------------------

     Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed in lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property.

Section 4.19     Reports of Foreclosures and Abandonments of Mortgaged Property.
                 --------------------------------------------------------------

     Following the foreclosure sale or abandonment of any Mortgaged Property, the Company shall report such foreclosure or abandonment as required pursuant to
Section 6050J of the Code. The Company shall file information reports with respect to the receipt of mortgage interest received in a trade or business and information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property as required by the Code. Such reports shall be in form and substance sufficient to meet the reporting requirements imposed by the Code.

Section  4.20     Application  of  Buydown  Funds.
                  --------------------------------

     With respect to each Buydown Mortgage Loan, the Company shall have deposited into the Escrow Account, no later than the last day of the month, Buydown Funds in an amount equal to the aggregate undiscounted amount of payments that, when added to the amount the Mortgagor on such Mortgage Loan is obligated to pay on all Due Dates in accordance with the terms of the Buydown Agreement, is equal to the full scheduled Monthly Payments which are required to be paid by the Mortgagor under the terms of the related Mortgage Note (without regard to the related Buydown Agreement as if the Mortgage Loan were not subject to the terms of the Buydown Agreement). With respect to each Buydown Mortgage Loan, the Company will distribute to the Purchaser on each Remittance Date an amount of Buydown Funds equal to the amount that, when added to the amount required to be paid on such date by the related Mortgagor, pursuant to and in accordance with the related Buydown Agreement, equals the full Monthly Payment that would otherwise be required to be paid on such Mortgage Loan by the related Mortgagor under the terms of the related Mortgage Note (as if the Mortgage Loan were not a Buydown Mortgage Loan and without regard to the related Buydown Agreement).

     If the Mortgagor on a Buydown Mortgage Loan defaults on such Mortgage Loan during the Buydown Period and the Mortgaged Property securing such Buydown Mortgage Loan is sold in the liquidation thereof (either by the Company or the insurer under any related Primary Insurance Policy) the Company shall, on the Remittance Date following the date upon which Liquidation Proceeds or REO Disposition proceeds are received with respect to any such Buydown Mortgage Loan, distribute to the Purchaser all remaining Buydown Funds for such Mortgage Loan then remaining in the Escrow Account. Pursuant to the terms of each Buydown Agreement, any amounts distributed to the Purchaser in accordance with the preceding sentence will be applied to reduce the outstanding principal balance of the related Buydown Mortgage Loan. If a Mortgagor on a Buydown Mortgage Loan prepays such Mortgage Loan in its entirety during the related Buydown Period, the Company shall be required to withdraw from the Escrow Account any Buydown Funds remaining in the Escrow Account with respect to such Buydown Mortgage Loan in accordance with the related Buydown Agreement. If a principal prepayment by a Mortgagor on a Buydown Mortgage Loan during the related Buydown Period, together with any Buydown Funds then remaining in the Escrow Account related to such Buydown Mortgage Loan, would result in a principal prepayment of the entire unpaid principal balance of the Buydown Mortgage Loan, the Company shall distribute to the Purchaser on the Remittance Date occurring in the month immediately succeeding the month in which such Principal Prepayment is received, all Buydown Funds related to such Mortgage Loan so remaining in the Escrow Account, together with any amounts required to be deposited into the Custodial Account.

Section  4.21     Notification  of  Adjustments.
                  ------------------------------

     With respect to each adjustable rate Mortgage Loan, the Company shall adjust the Mortgage Interest Rate on the related Interest Rate Adjustment Date in compliance with the requirements of applicable law and the related Mortgage and Mortgage Note. The Company shall execute and deliver any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the Mortgage Interest Rate adjustments. Upon the discovery by the Company or the receipt of notice from the Purchaser that the Company has failed to adjust a Mortgage Interest Rate in accordance with the terms of the related Mortgage Note, the Company shall immediately deposit in the Custodial Account from its own funds the amount of any interest loss or deferral caused the Purchaser thereby.

Section  4.22     Confidentiality/Protection  of  Customer  Information.
                  ------------------------------------------------------

The Company shall keep confidential and shall not divulge to any party, without the Purchaser's prior written consent, the price paid by the Purchaser for the Mortgage Loans, except to the extent that it is reasonable and necessary for the Company to do so in working with legal counsel, auditors, taxing authorities or other governmental agencies. Each party agrees that it shall comply with all applicable laws and regulations regarding the privacy or security of Customer Information and shall maintain appropriate administrative, technical and physical safeguards to protect the security, confidentiality and integrity of Customer Information, including maintaining security measures designed to meet the Interagency Guidelines Establishing Standards for Safeguarding Customer Information, 66 Fed. Reg. 8616 (the "Interagency Guidelines"), if applicable. For purposes of this Section 4.22, the term "Customer Information" shall have the meaning assigned to it in the Interagency Guidelines.

Section  4.23     Fair  Credit  Reporting  Act
                  ----------------------------

     The Company, in its capacity as servicer for each Mortgage Loan, agrees to fully furnish, in accordance with the Fair Credit Reporting Act and its implementing regulations, accurate and complete information (e.g., favorable and unfavorable) on its borrower credit files to Equifax, Experian and Trans Union Credit Information Company (three of the credit repositories), on a monthly basis.

Section  4.24     Establishment  of  and  Deposits  to  Subsidy  Account.
                  ------------------------------------------------------
     The Company shall segregate and hold all Subsidy Funds collected and received pursuant to the Subsidy Loans separate and apart from any of its own funds and general assets and shall establish and maintain one or more Subsidy Accounts, in the form of time deposit or demand accounts, titled "Wells Fargo Bank, N.A., in trust for the Purchaser, its successors or assigns, and/or subsequent purchasers of residential Mortgage Loans, and various Mortgagors." The Subsidy Account shall be an eligible deposit account established with an eligible institution.

     The Company shall, from time to time, withdraw funds from the Subsidy Account for the following purposes:

          (i) to deposit in the Custodial Account in the amounts and in the manner provided for in Section 4.04(xi);

          (ii) to transfer funds to another eligible institution in accordance with Section 4.09 hereof;

          (iii)   to  withdraw  funds  deposited  in  error;  and

          (iv) to clear and terminate the Subsidy Account upon the termination of this Agreement.

     Notwithstanding anything to the contrary elsewhere in this Agreement, the Company may employ the Escrow Account as the Subsidy Account to the extent that the Company can separately identify any Subsidy Funds deposited therein.

Section  4.25     Use  of  Subservicers  and  Subcontractors.
                  ------------------------------------------

     The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (a) of this Section 4.25. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (b) of this Section 4.25.

     (a) It shall not be necessary for the Company to seek the consent of the Purchaser or any Depositor to the utilization of any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section 4.25 and with Sections 6.04, 6.06, 9.01(e)(iii), 9.01(e)(v) and 9.01(f) of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under Section 9.01(e)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under
     Section 6.04 and any assessment of compliance and attestation required to be delivered by such Subservicer under Section 6.06 and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 6.06 as and when required to be delivered.

     (b) It shall not be necessary for the Company to seek the consent of the Purchaser or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser and any Depositor (or any designee of the Depositor, such as a master servicer or administrator) a written description (in form and substance satisfactory to the Purchaser and such Depositor) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

     As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.06 and 9.01(f) of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any assessment of compliance and attestation required to be delivered by such Subcontractor under Section 6.06, in each case as and when required to be delivered.

                                    ARTICLE V

                              PAYMENTS TO PURCHASER

Section  5.01     Remittances.
                  -----------

     On each Remittance Date the Company shall remit by wire transfer of immediately available funds to the Purchaser (a) all amounts deposited in the Custodial Account as of the close of business on the Determination Date (net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05), plus (b) all amounts, if any, which the Company is obligated to distribute pursuant to Section 5.03, minus (c) any amounts attributable to Principal Prepayments received after the applicable Principal Prepayment Period which amounts shall be remitted on the following Remittance Date, together with any additional interest required to be deposited in the Custodial Account in connection with such Principal Prepayment in accordance with Section 4.04(viii); minus (d) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the first day of the month of the Remittance Date, and minus (e) any amounts attributable to Buydown Funds being held in the Custodial Account, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts.

     With respect to any remittance received by the Purchaser after the Business Day on which such payment was due, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. Such interest shall be remitted by wire transfer of immediately available funds within one Business Day following agreement by the Purchaser and the Company of the penalty amount. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company.

Section  5.02     Statements  to  Purchaser.
                  -------------------------

     Not later than the Remittance Date, the Company shall furnish to the Purchaser a monthly remittance advice in the standard form of electronic Alltel(R) file, as to the period ending on the last day of the preceding month. If requested by the Purchaser prior to the related Closing Date, the first monthly remittance advice due to the Purchaser following such Closing Date shall be furnished by the 12th calendar day, or if such day is not a Business Day, then the preceding Business Day.

Section  5.03     Monthly  Advances  by  Company.
                  ------------------------------

     On the Business Day immediately preceding each Remittance Date, the Company shall deposit in the Custodial Account from its own funds or from amounts held for future distribution an amount equal to all Monthly Payments (with interest adjusted to the Mortgage Loan Remittance Rate) which were due on the Mortgage Loans during the applicable Due Period and which were delinquent at the close of business on the immediately preceding Determination Date or which were deferred pursuant to Section 4.01. Any amounts held for future distribution and so used shall be replaced by the Company by deposit in the Custodial Account on or before any future Remittance Date if funds in the Custodial Account on such Remittance Date shall be less than payments to the Purchaser required to be made on such Remittance Date. The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the last Remittance Date prior to the Remittance Date for the distribution of all Liquidation Proceeds and other payments or recoveries (including REO Disposition Proceeds, Insurance Proceeds and Condemnation Proceeds) with respect to the Mortgage Loan; provided, however, that such obligation shall cease if the Company determines, in its sole reasonable opinion, that advances with respect to such Mortgage Loan are non-recoverable by the Company from Liquidation Proceeds, Insurance Proceeds, REO Disposition Proceeds, Condemnation Proceeds, or otherwise with respect to a particular Mortgage Loan. In the event that the Company determines that any such advances are non-recoverable, the Company shall provide the Purchaser with a certificate signed by two officers of the Company evidencing such determination.


                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES

Section  6.01     Transfers  of  Mortgaged  Property.
                  ----------------------------------

     The Company shall use its best efforts to enforce any "due-on-sale" provision contained in any Mortgage or Mortgage Note and to deny assumption by the Person to whom the Mortgaged Property has been or is about to be sold whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains liable on the Mortgage and the Mortgage Note. When the Mortgaged Property has been conveyed by the Mortgagor, the Company shall, to the extent it has knowledge of such conveyance, immediately notify the Purchaser and exercise its rights to accelerate the maturity of such Mortgage Loan under the "due-on-sale" clause applicable thereto, provided, however, that the Company shall not exercise such rights if prohibited by law from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related PMI Policy, if any.

     If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company shall enter into (i) an assumption and modification agreement with the Person to whom such property has been conveyed, pursuant to which such Person becomes liable under the Mortgage Note and the original Mortgagor remains liable thereon or (ii) in the event the Company is unable under applicable law to require that the original Mortgagor remain liable under the Mortgage Note and the Company has the prior consent of the primary mortgage guaranty insurer, a substitution of liability agreement with the purchaser of the Mortgaged Property pursuant to which the original Mortgagor is released from liability and the purchaser of the Mortgaged Property is substituted as Mortgagor and becomes liable under the Mortgage Note. If an assumption fee is collected by the Company for entering into an assumption agreement the fee will be retained by the Company as additional servicing compensation. In connection with any such assumption, neither the Mortgage Interest Rate borne by the related Mortgage Note, the term of the Mortgage Loan, the outstanding principal amount of the Mortgage Loan nor any other materials terms shall be changed without Purchaser's consent.

     To the extent that any Mortgage Loan is assumable, the Company shall inquire diligently into the credit worthiness of the proposed transferee, and shall use the underwriting criteria for approving the credit of the proposed transferee which are used with respect to underwriting mortgage loans of the same type as the Mortgage Loans. If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan.

Section  6.02     Satisfaction  of  Mortgages  and  Release  of  Mortgage  Loan
                  -------------------------------------------------------------
                  Documents.
                  ----------

     Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company shall notify the Purchaser in the Monthly Remittance Advice as provided in Section 5.02, and may request the release of any Mortgage Loan Documents.

     If the Company satisfies or releases a Mortgage without first having obtained payment in full of the indebtedness secured by the Mortgage or should the Company otherwise prejudice any rights the Purchaser may have under the mortgage instruments, upon written demand of the Purchaser, the Company shall repurchase the related Mortgage Loan at the Repurchase Price by deposit thereof in the Custodial Account within 2 Business Days of receipt of such demand by the Purchaser. The Company shall maintain the Fidelity Bond and Errors and Omissions Insurance Policy as provided for in Section 4.12 insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

Section  6.03     Servicing  Compensation.
                  -----------------------

     As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account or to retain from interest payments on the Mortgage Loans the amount of its Servicing Fee. The Servicing Fee shall be payable monthly and shall be computed on the basis of the outstanding principal balance and for the period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and payable solely from, the interest portion of such Monthly Payments.

     Additional servicing compensation in the form of assumption fees, to the extent provided in Section 6.01, and late payment charges shall be retained by the Company to the extent not required to be deposited in the Custodial Account. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement thereof except as specifically provided for herein.

Section  6.04     Annual  Statements  as  to  Compliance.
                  --------------------------------------

     (i) The Company shall deliver to the Purchaser, on or before February 28, 2006, an Officer's Certificate, stating that (x) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement or similar agreements has been made under such officer's supervision, and (y) to the best of such officer's knowledge, based on such review, the Company has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taken by the Company to cure such default.

     (ii) On or before March 1 of each calendar year, commencing in 2007, the Company shall deliver to the Purchaser and any Depositor a statement of compliance addressed to the Purchaser and such Depositor and signed by an authorized officer of the Company, to the effect that (a) a review of the Company's activities during the immediately preceding calendar year (or applicable portion thereof) and of its performance under this Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and (b) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.

Section  6.05     Annual  Independent  Public  Accountants'  Servicing  Report.
                  ------------------------------------------------------------

     Except with respect to Securitization Transactions occurring on or after January 1, 2006, on or before February 28, 2006, the Company, at its expense, shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to each Purchaser to the effect that such firm has examined certain documents and records relating to the servicing of the mortgage loans similar in nature and that such firm is of the opinion that the provisions of this or similar agreements have been complied with, and that, on the basis of such examination conducted substantially in compliance with the Single Attestation Program for Mortgage Bankers, nothing has come to their attention which would indicate that such servicing has not been conducted in compliance therewith, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. By providing Purchaser a copy of a Uniform Single Attestation Program Report from their independent public accountant's on an annual basis, Company shall be considered to have fulfilled its obligations under this Section 6.05.

Section  6.06     Report  on  Assessment  of  Compliance  and  Attestation.
                  --------------------------------------------------------

     With respect to any Mortgage Loans that are the subject of a Securitization Transaction occurring on or before March 1 of each calendar year, commencing in 2007, the Company shall:

     (i) deliver to the Purchaser and any Depositor a report (in form and substance reasonably satisfactory to the Purchaser and such Depositor) regarding the Company's assessment of compliance with the Servicing Criteria during the immediately preceding calendar year, as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Such report shall be addressed to the Purchaser and such Depositor and signed by an authorized officer of the Company and shall address each of the Servicing Criteria specified on a certification substantially in the form of Exhibit D hereto;

     (ii) deliver to the Purchaser and any Depositor a report of a registered public accounting firm reasonably acceptable to the Purchaser and such Depositor that attests to, and reports on, the assessment of compliance made by the Company and delivered pursuant to the preceding paragraph. Such attestation shall be in accordance with Rules 1-02(a)(3) and 2-02(g) of Regulation S-X under the Securities Act and the Exchange Act;

     (iii) cause each Subservicer and each Subcontractor, determined by the Company pursuant to Section 425(b) to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Purchaser and such Depositor an assessment of compliance and accountants' attestation as and when provided in paragraphs (a) and (b) of this Section 6.06; and

     (iv) deliver to the Purchaser, any Depositor and any other Person that will be responsible for signing the certification (a "Sarbanes Certification") required by Rules 13a-14(d) and 15d-14(d) under the Exchange Act (pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002) on behalf of an asset-backed issuer with respect to a Securitization Transaction a certification in the form attached hereto as Exhibit E.

     The Company acknowledges that the parties identified in clause (iv) above may rely on the certification provided by the Company pursuant to such clause in signing a Sarbanes Certification and filing such with the Commission.

Section  6.07     Remedies.
                  --------

     (i) Any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Article 9,
Section 6.04, Section 6.05 or Section 6.06, or any breach by the Company of a representation or warranty set forth in Section 9.01(e)(iv)(A), or in a writing furnished pursuant to Section 9.01(e)(iv)(B) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 9.01(e)(iv)(B) to the extent made as of a date subsequent to such closing date, shall, except as provided in sub-clause (ii) of this Section, immediately and automatically, without notice or grace period, constitute an Event of Default with respect to the Company under this Agreement and any applicable
Reconstitution Agreement, and shall entitle the Purchaser or Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement or any applicable Reconstitution Agreement to the contrary) of any compensation to the Company; provided that to the extent than any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

     (ii) Any failure by the Company, any Subservicer or any Subcontractor to deliver any information, report, certification or accountants' letter when and as required under Section 6.04, Section 6.05 or Section 6.06, including any failure by the Company to identify any Subcontract "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, which continues unremedied for ten (10) calendar days after the date on which such information, report, certification or accountants' letter was required to be delivered shall constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser or Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement to the contrary) of any compensation to the Company; provided that to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

     (iii) The Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

Section  6.08     Right  to  Examine  Company  Records.
                  ------------------------------------

     The Purchaser, or its designee, shall have the right to examine and audit any and all of the books, records, or other information of the Company, whether held by the Company or by another on its behalf, with respect to or concerning this Agreement or the Mortgage Loans, during business hours or at such other times as may be reasonable under applicable circumstances, upon reasonable advance notice. The Purchaser shall pay its own expenses associated with such examination.

Section  6.09     Compliance  with  REMIC  Provisions.
                  ------------------------------------

     If a REMIC election has been made with respect to the arrangement under which the Mortgage Loans and REO Property are held, the Company shall not take any action, cause the REMIC to take any action or fail to take (or fail to cause to be taken) any action that, under the REMIC Provisions, if taken or not taken, as the case may be, could (i) endanger the status of the REMIC as a REMIC or
(ii) result in the imposition of a tax upon the REMIC (including but not limited to the tax on "prohibited transactions" as defined Section 860(a)(2) of the Code and the tax on "contributions" to a REMIC set forth in Section 860(d) of the
Code) unless the Company has received an Opinion of Counsel (at the expense of the party seeking to take such action) to the effect that the contemplated action will not endanger such REMIC status or result in the imposition of any such tax.


                                   ARTICLE VII

                              COMPANY TO COOPERATE

Section  7.01     Provision  of  Information.
                  --------------------------

     During the term of this Agreement, the Company shall furnish to the Purchaser such periodic, special, or other reports or information, and copies or originals of any documents contained in the Servicing File for each Mortgage Loan provided for herein. All other special reports or information not provided for herein as shall be necessary, reasonable, or appropriate with respect to the Purchaser or any regulatory agency will be provided at the Purchaser's expense. All such reports, documents or information shall be provided by and in accordance with all reasonable instructions and directions which the Purchaser may give.

     The Company shall execute and deliver all such instruments and take all such action as the Purchaser may reasonably request from time to time, in order to effectuate the purposes and to carry out the terms of this Agreement.

Section  7.02     Financial  Statements;  Servicing  Facility.
                  -------------------------------------------

     In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective Purchaser a Consolidated Statement of Operations of the Company for the most recently completed two (2) fiscal years for which such a statement is available, as well as a Consolidated Statement of Condition at the end of the last two fiscal years covered by such Consolidated Statement of Operations. The Company also shall make available any comparable interim statements to the extent any such statements have been prepared by or on behalf of the Company (and are available upon request to members or stockholders of the Company or to the public at large).

     The Company also shall make available to Purchaser or prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions respecting recent developments affecting the Company or the financial statements of the Company, and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.


                                  ARTICLE VIII

                                   THE COMPANY

Section  8.01     Indemnification;  Third  Party  Claims.
                  --------------------------------------

     The Company shall indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to perform its duties and service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company immediately shall notify the Purchaser if a claim is made by a third party with respect to this Agreement or the Mortgage Loans, assume (with the prior written consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser promptly shall reimburse the Company for all amounts advanced by it pursuant to the preceding sentence except when the claim is in any way related to the Company's indemnification pursuant to Section 3.03, or the failure of the Company to service and administer the Mortgage Loans in strict compliance with the terms of this Agreement.

Section  8.02     Merger  or  Consolidation  of  the  Company.
                  -------------------------------------------

     The Company shall keep in full effect its existence, rights and franchises and shall obtain and preserve its qualification to do business in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.

     Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding, provided, however, that the successor or surviving Person shall be an institution which is a Fannie Mae/Freddie Mac-approved company in good standing and has a net worth of no less than $25 million. Furthermore, in the event the Company transfers or otherwise disposes of all or substantially all of its assets to an affiliate of the Company, such affiliate shall satisfy the condition above, and shall also be fully liable to the Purchaser for all of the Company's obligations and liabilities hereunder.

Section  8.03     Limitation  on  Liability  of  Company  and  Others.
                  ---------------------------------------------------

     Neither the Company nor any of the directors, officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment, provided, however, that this provision shall not protect the Company or any such Person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement or any other liability which would otherwise be imposed under this Agreement. The Company and any director, officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by any Person respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its opinion may involve it in any expense or liability, provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the Company shall be entitled to reimbursement from the Purchaser of the reasonable legal expenses and costs of such action.

Section  8.04     Limitation  on  Resignation  and  Assignment  by  Company.
                  ---------------------------------------------------------

     The Purchaser has entered into this Agreement with the Company and subsequent Purchaser will purchase the Mortgage Loans in reliance upon the independent status of the Company, and the representations as to the adequacy of its servicing facilities, plant, personnel, records and procedures, its integrity, reputation and financial standing, and the continuance thereof. Therefore, the Company shall neither assign this Agreement or the servicing rights hereunder or delegate its rights or duties hereunder (other than pursuant to Section 4.01) or any portion hereof or sell or otherwise dispose of all of its property or assets without the prior written consent of the Purchaser, which consent shall not be unreasonably withheld.

     The Company shall not resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in
Section  12.01.

     Without in any way limiting the generality of this Section 8.04, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder (other than pursuant to Section 4.01) or any portion thereof or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement upon notice given as set forth in Section 10.01, without any payment of any penalty or damages and without any liability whatsoever to the Company or any third party.


                                   ARTICLE IX

     SECURITIZATION TRANSACTIONS; WHOLE LOAN TRANSFERS AND AGENCY TRANSFERS

Section  9.01     Securitization  Transactions;  Whole Loan Transfers and Agency
                  --------------------------------------------------------------
                  Transfers
                  ---------

     The Purchaser and the Company agree that with respect to some or all of the Mortgage Loans, the Purchaser, at its sole option, may effect Whole Loan Transfers, Agency Transfer or Securitization Transactions, retaining the Company as the servicer thereof or subservicer if a master servicer is employed, or as applicable the "seller/servicer." On the Reconstitution Date, the Mortgage Loans transferred may cease to be covered by this Agreement; provided, however, that, in the event that any Mortgage Loan transferred pursuant to this Section 9.01 is rejected by the transferee, the Company shall continue to service such rejected Mortgage Loan on behalf of the Purchaser in accordance with the terms and provisions of this Agreement.

     The Company shall cooperate with the Purchaser in connection with each Whole Loan Transfer, Agency Transfer or Securitization Transaction in accordance with this Section 9.01. In connection therewith:

     (a) the Company shall make all representations and warranties with respect to the Mortgage Loans as of the related Closing Date and with respect to the Company itself as of the closing date of each Whole Loan Transfer, Agency Transfer or Securitization Transaction;

     (b) the Company shall negotiate in good faith and execute any seller/servicer agreements required to effectuate the foregoing provided such agreements create no greater obligation or cost on the part of the Company than otherwise set forth in this Agreement;

     (c)     the  Company  shall  provide  as  applicable:

             (i) any and all information and appropriate verification of information which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser shall request;

             (ii) such  additional  representations,  warranties,  covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably believed necessary by the trustee, any Rating Agency or the Purchaser, as the case may be, in connection with such Whole Loan Transfers, Agency Transfers or Securitization Transactions. The Purchaser shall pay all third party costs associated with the preparation of such information. The Company shall execute any seller/servicer agreements required within a reasonable period of time after receipt of such seller/servicer agreements which time shall be sufficient for the Seller and Seller's counsel to review such seller/servicer agreements. Under this Agreement, the Company shall retain a Servicing Fee for each Mortgage Loan, at no less than the applicable Servicing Fee Rate; and

             (iii) at  any  time  as  required  by  any  Rating  Agency,  such additional documents from the related Retained Mortgage File to the Custodian as may be required by such Rating Agency;


     (d) the Company shall with respect to any Mortgage Loans that are subject to a Securitization Transaction occurring on or before December 31, 2005,in which the filing of a Sarbanes-Oxley Certification directly with the Commission is required, by February 28, 2006, or in connection with any additional Sarbanes-Oxley Certification required to be filed upon thirty (30) days written request, an officer of the Company shall execute and deliver an Officer's Certification substantially in the form attached hereto as Exhibit F, to the entity filing the Sarbanes-Oxley Certification directly with the Commission (such as the Purchaser, any master servicer, any trustee or any depositor) for the benefit of such entity and such entity's affiliates and the officers, directors and agents of such entity and such entity's affiliates, and shall indemnify such entity or persons arising out of any breach of Company's obligations or representations relating thereto as provided in such Officer's Certification.

     (e) the Company shall, in connection with any Securitization Transaction occurring on or after January 1, 2006, the Company shall (1) within five (5) Business Days following request by the Purchaser or any Depositor, provide to the Purchaser and such Depositor (or, as applicable, cause each Third-Party Originator and each Subservicer to provide), in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, the information and materials specified in paragraphs (i), (ii), (iii) and (vii) of this subsection (e), and (2) as promptly as practicable following notice to or discovery by the Company, provide to the Purchaser and any Depositor (in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor) the information specified in paragraph (iv) of this subsection (e).

             (i) if so requested by the Purchaser or any Depositor, the Company shall provide such information regarding (1) the Company, as originator of the Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), or (2) each Third-Party Originator, and (3) as applicable, each Subservicer, as is requested for the purpose of compliance with Items 1103(a)(1), 1105, 1110, 1117 and 1119 of Regulation
                  AB.  Such  information  shall  include,  at  a  minimum:

                  (A)   the  originator's  form  of  organization;

                  (B) a description of the originator's origination program and how long the originator has been engaged in originating residential mortgage loans, which description shall include a discussion of the originator's experience in originating mortgage loans of a similar type as the Mortgage Loans; information regarding the size and composition of the originator's origination portfolio; and information that may be material, in the good faith judgment of the Purchaser, to an analysis of the performance of the Mortgage Loans, including the originators' credit-granting or underwriting criteria for mortgage loans of similar type(s) as the Mortgage Loans and such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with
                        Item  1110(b)(2)  of  Regulation  AB;

                  (C) a description of any material legal or governmental proceedings pending (or known to be contemplated) against the Company, each Third-Party Originator and each Subservicer; and

                  (D) a description of any affiliation or relationship between the Company, each Third-Party Originator, each Subservicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Company by the Purchaser or any Depositor in writing in advance of a Securitization
                        Transaction:

                        (1)  the  sponsor;
                        (2)  the  depositor;
                        (3)  the  issuing  entity;
                        (4)  any  servicer;
                        (5)  any  trustee;
                        (6)  any  originator;
                        (7)  any  significant  obligor;
                        (8)  any  enhancement  or  support  provider;  and
                        (9)  any  other  material  transaction  party.

          (ii) If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (1) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (2) each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) of Regulation AB. To the extent that there is reasonably available to the Company (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format reasonably required by the Purchaser or the Depositor, as applicable.

                  If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), such statements and agreed-upon procedures letters of certified public accountants reasonably acceptable to the Purchaser or Depositor, as applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Securitization Transaction. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor.

          (iii) If so requested by the Purchaser or any Depositor, the Company shall provide such information regarding the Company, as servicer of the Mortgage Loans, and each Subservicer (each of the Company and each Subservicer, for purposes of this paragraph, a "Servicer"), as is requested for the purpose of compliance with Items 1108 of Regulation AB. Such information shall include, at a minimum:

                  (A)  the  Servicer's  form  of  organization;

                  (B) a description of how long the Servicer has been servicing residential mortgage loans; a general discussion of the Servicer's experience in servicing assets of any type as well as a more detailed discussion of the Servicer's experience in, and procedures for, the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Servicer's portfolio of residential mortgage loans of a type similar to the Mortgage Loans and information on factors related to the Servicer that may be material, in the good faith judgment of the Purchaser or any Depositor, to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including, without limitation:

                        (1) whether any prior securitizations of mortgage loans of a type similar to the Mortgage Loans involving the Servicer have defaulted or experienced an early amortization or other performance triggering event because of servicing during the three-year period immediately preceding the related Securitization Transaction;

                        (2)  the  extent  of  outsourcing the Servicer utilizes;

                        (3) whether there has been previous disclosure of material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Servicer as a servicer during the three-year period immediately preceding the related Securitization Transaction;

                        (4) whether the Servicer has been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; and

                        (5) such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1108(b)(2) of Regulation AB;

                  (C) a description of any material changes during the three-year period immediately preceding the related Securitization Transaction to the Servicer's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of a type similar to the Mortgage Loans;

                  (D) information regarding the Servicer's financial condition, to the extent that there is a material risk that an adverse financial event or circumstance involving the Servicer could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement;

                  (E) information regarding advances made by the Servicer on the Mortgage Loans and the Servicer's overall servicing portfolio of residential mortgage loans for the three-year period immediately preceding the related Securitization Transaction, which may be limited to a statement by an authorized officer of the Servicer to the effect that the Servicer has made all advances required to be made on residential mortgage loans serviced by it during such period, or, if such statement would not be accurate, information regarding the percentage and type of advances not made as required, and the reasons for such failure to advance;

                  (F) a description of the Servicer's processes and procedures designed to address any special or unique factors involved in servicing loans of a similar type as the Mortgage Loans;

                  (G) a description of the Servicer's processes for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of mortgaged properties, sale of defaulted mortgage loans or workouts; and

                 (H) information as to how the Servicer defines or determines delinquencies and charge-offs, including the effect of any grace period, re-aging, restructuring, partial payments considered current or other practices with respect to delinquency and loss experience.

          (iv) If so requested by the Purchaser or any Depositor for the purpose of satisfying its reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and Third-Party Originator to) (1) notify the Purchaser and any Depositor in writing of (A) any material litigation or governmental proceedings pending against the Company, any Subservicer or any Third-Party Originator and (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in Section 9.01(e)(i)(D) (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, and (2) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

          (v) As a condition to the succession to the Company or any Subservicer as servicer or Subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or
                  (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with is reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities.

          (vi)    (A)   The  Company  shall  represent  to  the Purchaser, as of
                        the date on which information is first provided to the Purchaser under this Section 9.01(e) that, except as disclosed in writing to the Purchaser prior to such date: (1) the Company is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Company; (2) the Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (3) no material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Company as servicer has been disclosed or reported by the Company; (4) no material changes to the Company's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreement for mortgage loans of a type similar to the Mortgage
                        Loans have occurred during the three-year period immediately preceding the related Securitization
                        Transaction; (5) there are no aspects of the Company's financial condition that could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement; (6) there are no material legal or governmental proceedings pending (or known to be contemplated) against the Company, any Subservicer or any Third-Party Originator; and (7) there are no affiliations, relationships or transactions relating to the Company, any Subservicer or any Third-Party
                        Originator  with  respect  to  any  Securitization
                        Transaction and any party thereto identified by the related Depositor of a type described in Item 1119 of Regulation AB.

               (B) If so requested by the Purchaser on any date following the date on which information is first provided to the Purchaser under this Section 9.01(e), the Company shall, within five (5) Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in sub clause (A) above or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

          (vii) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, if so requested by the Purchaser or any Depositor, the Company shall provide such information reasonably available to the Company regarding the performance of the Mortgage Loans as is reasonably required to facilitate preparation of distribution reports in accordance with Item 1121 of Regulation AB.

     (f) the Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization Transaction; each sponsor and issuing entity; each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees and agents of each of the foregoing and of the Depositor, and shall hold each of them harmless from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, accountants' letter or other material provided under Sections 9.01(c) and (e) by or on behalf of the Company, or provided under Sections 9.01(c) and (e) by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii) any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Sections 9.01(c) and (e), including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of
               Item  1122  of  Regulation  AB;  or

          (iii) any breach by the Company of a representation or warranty set forth in Section 9.01(e)(iv)(A) or in a writing furnished pursuant to Section 9.01(e)(iv)(B) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 9.01(e)(iv)(B) to the extent made as of a date subsequent to such closing date.

          In the case of any failure of performance described in sub-clause (ii) of this Section 9.01(f), the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

     (g) the Purchaser and each Person who controls the Purchaser shall indemnify the Company, each affiliate of the Company, each Person who controls any of such parties or the Company (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act) and the respective present and former directors, officers, employees and agents of each of the foregoing and of the Company, and shall hold each of them harmless from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any offering materials related to a Securitization Transaction, including without limitation the registration statement, prospectus, prospectus supplement, any private placement memorandum, any offering circular, any computational materials, and any amendments or supplements to the foregoing (collectively, the "Securitization Materials") or (B) the omission or alleged omission to state in the Securitization Materials a material fact required to be stated in the Securitization Materials or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, but only to the extent that such untrue statement or alleged untrue statement or omission or alleged omission is other than a statement or omission arising out of, resulting from, or based upon the Company Information.

     The  Purchaser  and  the  Company acknowledge and agree that the purpose of
Section 9.01(e) is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Neither the Purchaser nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder. The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser to deliver to the Purchaser (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser or any Depositor to permit the Purchaser or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

     In the event the Purchaser has elected to have the Company hold record title to the Mortgages, prior to the Reconstitution Date the Company shall prepare an Assignment of Mortgage in blank or to the trustee from the Company acceptable to the trustee for each Mortgage Loan that is part of the Whole Loan Transfers, Agency Transfer or Securitization Transactions. The Company shall pay all preparation and recording costs associated with the initial Assignment of Mortgage. The Company shall execute each Assignment of Mortgage, track such Assignments of Mortgage to ensure they have been recorded and deliver them as required by the trustee upon the Company's receipt thereof. Additionally, the Company shall prepare and execute, at the direction of the Purchaser, any note endorsements in connection with any and all seller/servicer agreements. If required at any time by a Rating Agency, Purchaser or successor purchaser in connection with any Whole Loan Transfer, Agency Sale or Securitization Transaction, the Company shall deliver such additional documents from its Retained Mortgage File within thirty (30) Business Days to the Custodian, successor purchaser or other designee of the Purchaser as said Rating Agency, Purchaser or successor purchaser may require.

     All Mortgage Loans (i) not sold or transferred pursuant to Whole Loan Transfers, Agency Transfer or Securitization Transactions or (ii) that are subject to a Securitization for which the related trust is terminated for any reason, shall remain subject to this Agreement and shall continue to be serviced in accordance with the terms of this Agreement and with respect thereto this Agreement shall remain in full force and effect.


                                    ARTICLE X

                                     DEFAULT

Section  10.01     Events  of  Default.
                   -------------------

     Each of the following shall constitute an Event of Default on the part of the Company:

     (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of two Business Days after the date upon which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

     (ii) failure by the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement or in the Custodial Agreement which continues unremedied for a period of 90 days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser or by the Custodian; or

     (iii) failure by the Company to maintain its license to do business in any jurisdiction where the Mortgaged Property is located if such license is required; or

     (iv) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, including bankruptcy, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such degree or order shall have remained in force undischarged or unstayed for a period of 60 days; or

     (v) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

     (vi) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency, bankruptcy or reorganization statute, make an assignment for the benefit of its creditors, voluntarily suspend payment of its obligations or cease its normal business operations; or

     (vii) the Company ceases to meet the qualifications of a Fannie Mae/Freddie Mac servicer; or

     (viii) the Company attempts to assign its right to servicing compensation hereunder or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof in violation of Section 8.04.

     In each and every such case, so long as an Event of Default shall not have been remedied, in addition to whatever rights the Purchaser may have at law or equity to damages, including injunctive relief and specific performance, the Purchaser, by notice in writing to the Company, may terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof.

     Upon receipt by the Company of such written notice, all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to
Section 12.01. Upon written request from any Purchaser, the Company shall prepare, execute and deliver to the successor entity designated by the Purchaser any and all documents and other instruments, place in such successor's possession all Servicing Files, and do or cause to be done all other acts or things necessary or appropriate to effect the purposes of such notice of termination, including but not limited to the transfer and endorsement or assignment of the Mortgage Loans and related documents, at the Company's sole expense. The Company shall cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account, Subsidy Account or Escrow Account or thereafter received with respect to the Mortgage Loans.

Section  10.02     Waiver  of  Defaults.
                   --------------------

     By a written notice, the Purchaser may waive any default by the Company in the performance of its obligations hereunder and its consequences. Upon any waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived.


                                   ARTICLE XI

                                   TERMINATION

Section  11.01     Termination.
                   -----------

     This Agreement shall terminate upon either: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan or the disposition of any REO Property with respect to the last
Mortgage Loan and the remittance of all funds due hereunder; or (ii) mutual consent of the Company and the Purchaser in writing.

Section  11.02     Termination  Without  Cause.
                   ---------------------------

     The Purchaser may terminate, at its sole option, any rights the Company may have hereunder, without cause as provided in this Section 11.02. Any such notice of termination shall be in writing and delivered to the Company by registered mail as provided in Section 12.05.

     The Company shall be entitled to receive, as such liquidated damages, upon the transfer of the servicing rights, an amount equal to: (i) 2.75% of the aggregate outstanding principal amount of the Mortgage Loans as of the termination date paid by the Purchaser to the Company with respect to all of the Mortgage Loans for which a servicing fee rate of .25% is paid per annum, (ii) 3.25% of the aggregate outstanding principal amount of the Mortgage Loans as of the termination date paid by the Purchaser to the Company with respect to all of the Mortgage Loans for which a servicing fee rate of .375% is paid per annum, and (iii) 3.75% of the aggregate outstanding principal amount of the Mortgage Loans as of the termination date paid by the Purchaser to the Company with respect to all of the Mortgage Loans for which a servicing fee rate of .44% or greater is paid per annum.


                                   ARTICLE XII

                            MISCELLANEOUS PROVISIONS

Section  12.01     Successor  to  Company.
                   ----------------------

     Prior to termination of the Company's responsibilities and duties under this Agreement pursuant to Sections 8.04, 10.01, 11.01 (ii) or 11.02 the Purchaser shall, (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as it and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of the Company pursuant to the aforementioned sections shall not become effective until a successor shall be appointed pursuant to this Section 12.01 and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01 and 3.02 and the remedies available to the Purchaser under Section 3.03, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such sale, assignment, resignation or termination of the Company, or the termination of this Agreement.

     Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, wherein the successor shall make the representations and warranties set forth in Section 3.01, except for subsection (h) with respect to the sale of the Mortgage Loans and subsections (i) and (k) thereof, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or termination of this Agreement pursuant to Section 8.04, 10.01, 11.01 or 11.02 shall not affect any claims that any Purchaser may have against the Company arising out of the Company's actions or failure to act prior to any such termination or resignation.

     The Company shall deliver promptly to the successor servicer the funds in the Custodial Account, Subsidy Account and Escrow Account and all Servicing Files and related documents and statements held by it hereunder and the Company shall account for all funds and shall execute and deliver such instruments and do such other things as may reasonably be required to more fully and definitively vest in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company.

     Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment in accordance with the procedures set forth in Section 12.05.

Section  12.02     Amendment.
                   ---------

     This Agreement may be amended from time to time by written agreement signed by the Company and the Purchaser.

Section  12.03     Governing  Law.
                   --------------

     This Agreement shall be construed in accordance with the laws of the State of New York and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     Each of the Company and the Purchaser hereby knowingly, voluntarily and intentionally waives any and all rights it may have to a trial by jury in respect or any litigation based on, or arising out of, under, or in connection with, this Agreement, or any other documents and instruments executed in connection herewith, or any course of conduct, course of dealing, statements (whether oral or written), or actions of the Company or the Purchaser. This provision is a material inducement for the Purchaser to enter into this Agreement.

Section  12.04     Duration  of  Agreement.
                   -----------------------

     This Agreement shall continue in existence and effect until terminated as herein provided. This Agreement shall continue notwithstanding transfers of the Mortgage Loans by the Purchaser.

Section  12.05     Notices.
                   -------

     All demands, notices and communications hereunder shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, addressed as follows:

     (i) if to the Company with respect to servicing and investor reporting issues:

             Wells  Fargo  Bank,  N.A.
             1  Home  Campus
             Des  Moines,  Iowa  50328-0001
             Attention:  John  B.  Brown,  MAC  X2401-042

             If  to  the  Company  with  respect  to  all  other  issues:

             Wells  Fargo  Bank,  N.A.
             7430  New  Technology  Way
             Frederick,  MD  21703
             Attention:  Structured  Finance  Manager,  MAC  X3906-012

             In  each  instance  with  a  copy  to:

             Wells  Fargo  Bank,  N.A.
             1  Home  Campus
             Des  Moines,  Iowa  50328-0001
             Attention:  General  Counsel,  MAC  X2401-06T

             or such other address as may hereafter be furnished to the Purchaser in writing by the Company;

     (ii)    if  to  Purchaser:

             EMC  Mortgage  Corporation
             Mac  Arthur  Ridge  II
             909  Hidden  Ridge  Dr.,  Suite  200
             Irving,  TX  75038
             Attention:  Ralene  Ruyle

      With  a  copy  to:

             Bear  Stearns  Mortgage  Capital  Corp.
             383  Madison  Avenue
             New  York,  NY  10179
             Attention:  Baron  Silverstein

Section  12.06     Severability  of  Provisions.
                   ----------------------------

     If any one or more of the covenants, agreements, provisions or terms of this Agreement shall be held invalid for any reason whatsoever, then such covenants, agreements, provisions or terms shall be deemed severable from the remaining covenants, agreements, provisions or terms of this Agreement and shall in no way affect the validity or enforceability of the other provisions of this Agreement.

Section  12.07     Relationship  of  Parties.
                   -------------------------

     Nothing herein contained shall be deemed or construed to create a partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for the Purchaser.

Section  12.08     Execution;  Successors  and  Assigns.
                   ------------------------------------

     This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Section 8.04, this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.

Section  12.09     Recordation  of  Assignments  of  Mortgage.
                   ------------------------------------------

     To the extent permitted by applicable law, each of the Assignments of Mortgage is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

Section  12.10     Assignment  by  Purchaser.
                   -------------------------

     The Purchaser shall have the right, without the consent of the Company but subject to the limit set forth in Section 2.02 hereof, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment, Assumption and Recognition Agreement substantially in the form attached as Exhibit G and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee.

Section  12.11     Solicitation  of  Mortgagor.
                   ---------------------------

     Neither party shall, after the related Closing Date, take any action to solicit the refinancing of any Mortgage Loan. It is understood and agreed that neither (i) promotions undertaken by either party or any affiliate of either party which are directed to the general public at large, including, without limitation, mass mailings based upon commercially acquired mailing lists, newspaper, radio, television advertisements nor (ii) serving the refinancing needs of a Mortgagor who, without solicitation, contacts either party in connection with the refinance of such Mortgage or Mortgage Loan, shall constitute solicitation under this Section.


                [Intentionally Blank - Next Page Signature Page]


(page)
     IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.


EMC  MORTGAGE  CORPORATION            WELLS  FARGO  BANK,  N.A.
PURCHASER                             COMPANY

By:                                   By:
   ------------------------------        ----------------------------------

Name:                                 Name:
     ----------------------------          --------------------------------

Title:                                Title:
      ---------------------------           -------------------------------


(page)
STATE  OF               )
                        )     ss:
COUNTY OF ___________   )

     On the _____ day of _______________, 20___ before me, a Notary Public in and for said State, personally appeared ________________________, known to me to be_______________________ of Wells Fargo Bank, N.A., the national banking association that executed the within instrument and also known to me to be the person who executed it on behalf of said bank, and acknowledged to me that such bank executed the within instrument.

     IN WITNESS WHEREOF, I have hereunto set my hand affixed my office seal the day and year in this certificate first above written.


                                           _____________________________________
                                           Notary  Public

                                           My  Commission  expires______________


(page)

STATE  OF               )
                        )     ss:
COUNTY OF ___________   )

     On the _____ day of _______________, 20___ before me, a Notary Public in and for said State, personally appeared _____________________________________, known  to  me  to  be  the  ______________________________  of  EMC  Mortgage
Corporation, the corporation that executed the within instrument and also known to me to be the person who executed it on behalf of said corporation, and acknowledged to me that such corporation executed the within instrument.

     IN WITNESS WHEREOF, I have hereunto set my hand affixed my office seal the day and year in this certificate first above written.


                                           _____________________________________
                                           Notary  Public

                                           My  Commission  expires______________


(page)
                                    EXHIBIT A


                   FORM OF ASSIGNMENT AND CONVEYANCE AGREEMENT

On this _____ day of __________, 20___, Wells Fargo Bank, N.A. (the "Seller") as
                                                                     ------
the Seller under that certain Amended and Restated Master Mortgage Loan Purchase Agreement, ("Purchase Agreement") and as the Company under that certain Amended and Restated Master Seller's Warranties and Servicing Agreement (the "Servicing Agreement") each dated as of _______________, 20___, (collectively, the "Agreements") does hereby sell, transfer, assign, set over and convey to EMC
 ----------
Mortgage  Corporation  as  the  Purchaser  (the  "Purchaser") under the Purchase
                                                  ---------
Agreement, and Purchaser hereby accepts from Seller, without recourse, but subject to the terms of the Agreements, all right, title and interest of, in and to the Mortgage Loans listed on the Mortgage Loan Schedule attached hereto as Exhibit A, together with the Custodial Mortgage Files and Retained Mortgage
----------
Files and all rights and obligations arising under the documents contained therein. Pursuant to Section 2.03 of the Servicing Agreement, the Seller has delivered to the Custodian the documents for each Mortgage Loan to be purchased. The Servicing Files retained by the Seller pursuant to Section 2.01 of the Servicing Agreement shall be appropriately marked to clearly reflect the sale of the related Mortgage Loans to the Purchaser.
Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Agreements.

EMC  MORTGAGE  CORPORATION            WELLS  FARGO  BANK,  N.A.
PURCHASER                             COMPANY

By:                                   By:
   ------------------------------        ----------------------------------

Name:                                 Name:
     ----------------------------          --------------------------------

Title:                                Title:
      ---------------------------           -------------------------------

(page)
                                    EXHIBIT B


                               CUSTODIAL AGREEMENT


(page)
                                    EXHIBIT C


                    CONTENTS OF EACH RETAINED MORTGAGE FILE,
                   SERVICING FILE AND CUSTODIAL MORTGAGE FILE

     With respect to each Mortgage Loan, the Retained Mortgage File and Custodial Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser and any prospective Purchaser, and which shall be retained by the Company in the Retained Mortgage File or Servicing File or delivered to the Custodian pursuant to Sections 2.01 and 2.03 of the Seller's Warranties and the Servicing Agreement to which this Exhibit is attached (the "Agreement"):

     1. The original Mortgage Note bearing all intervening endorsements, endorsed "Pay to the order of without recourse" and signed in the name of the Company by an authorized officer (in the event that the Mortgage Loan was acquired by the Company in a merger, the signature must be in the following form: "[Company], successor by merger to [name of predecessor]"; and in the event that the Mortgage Loan was acquired or originated by the Company while doing business under another name, the signature must be in the following form: "[Company], formerly know as [previous name]").

     2. The original of any guarantee executed in connection with the Mortgage Note (if any).

     3. The original Mortgage, with evidence of recording thereon or a certified true and correct copy of the Mortgage sent for recordation. If in connection with any Mortgage Loan, the Company cannot deliver or cause to be delivered the original Mortgage with evidence of recording thereon on or prior to the related Closing Date because of a delay caused by the public recording office where such Mortgage has been delivered for recordation or because such Mortgage has been lost or because such public recording office retains the original recorded Mortgage, the Company shall deliver or cause to be delivered to the Custodian, a photocopy of such Mortgage, together with (i) in the case of a delay caused by the public recording office, an Officer's
          Certificate of the Company stating that such Mortgage has been dispatched to the appropriate public recording office for recordation and that the original recorded Mortgage or a copy of such Mortgage certified by such public recording office to be a true and complete copy of the original recorded Mortgage will be promptly delivered to the Custodian upon receipt thereof by the Company; or (ii) in the case of a Mortgage where a public recording office retains the original recorded Mortgage or in the case where a Mortgage is lost after recordation in a public recording office, a copy of such Mortgage certified by such public recording office or by the title insurance company that issued the title policy to be a true and complete copy of the original recorded Mortgage.

          Further, with respect to MERS Mortgage Loans, (a) the Mortgage names MERS as the Mortgagee and (b) the requirements set forth in the Electronic Tracking Agreement have been satisfied, with a conformed recorded copy to follow as soon as the same is received by the Company.

     4. the originals or certified true copies of any document sent for recordation of all assumption, modification, consolidation or extension agreements, with evidence of recording thereon.

     5. The original Assignment of Mortgage for each Mortgage Loan, in form and substance acceptable for recording (except for the insertion of the name of the assignee and recording information). The Assignment of Mortgage must be duly recorded only if recordation is either necessary under applicable law or commonly required by private institutional mortgage investors in the area where the Mortgaged Property is located or on direction of the Purchaser as provided in the Custodial Agreement. If the Assignment of Mortgage is to be recorded, the Mortgage shall be assigned to the Purchaser. If the Assignment of Mortgage is not to be recorded, the Assignment of Mortgage shall be delivered in blank. If the Mortgage Loan was acquired by the Company in a merger, the Assignment of Mortgage must be made by "[Company], successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment of Mortgage must be by "[Company], formerly know as [previous name]."

     6. Originals or certified true copies of documents sent for recordation of all intervening assignments of the Mortgage with evidence of recording thereon, or if any such intervening assignment has not been returned from the applicable recording office or has been lost or if such public recording office retains the original recorded assignments of mortgage, the Company shall deliver or cause to be delivered to the Custodian, a photocopy of such intervening assignment, together with
          (i) in the case of a delay caused by the public recording office, an Officer's Certificate of the Company stating that such intervening assignment of mortgage has been dispatched to the appropriate public recording office for recordation and that such original recorded intervening assignment of mortgage or a copy of such intervening assignment of mortgage certified by the appropriate public recording office or by the title insurance company that issued the title policy to be a true and complete copy of the original recorded intervening assignment of mortgage will be promptly delivered to the Custodian upon receipt thereof by the Company; or (ii) in the case of an intervening assignment where a public recording office retains the original recorded intervening assignment or in the case where an intervening assignment is lost after recordation in a public recording office, a copy of such intervening assignment certified by such public recording office to be a true and complete copy of the original recorded intervening assignment.

     7.   The electronic form of PMI Policy as identified by certificate number.

     8. The original mortgagee policy of title insurance or other evidence of title such as a copy of the title commitment or copy of the preliminary title commitment.

     9. Any security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

     10.  Original  power  of  attorney,  if  applicable.

     11. For each Cooperative Loan, the original or a seller certified true copy of the following:

                    The original Pledge Agreement entered into by the Mortgagor with respect to such Cooperative Loan;

                    UCC-3 assignment in blank (or equivalent instrument), sufficient under the laws of the jurisdiction where the related Cooperative Apartment is located to reflect of record the sale and assignment of the Cooperative Loan to the Purchaser;

                    Original assignment of Pledge Agreement in blank showing a complete chain of assignment from the originator of the related Cooperative Loan to the Company;

                    Original Form UCC-1 and any continuation statements with evidence of filing thereon with respect to such Cooperative Loan;

                    Cooperative Shares with a Stock Certificate in blank attached;

                    Original  Proprietary  Lease;

                    Original Assignment of Proprietary Lease, in blank, and all intervening assignments thereof;

                    Original recognition agreement of the interests of the mortgagee with respect to the Cooperative Loan by the Cooperative, the stock of which was pledged by the related Mortgagor to the originator of such Cooperative Loan; and

                    Originals of any assumption, consolidation or modification agreements relating to any of the items specified above.

                    With respect to each Mortgage Loan, the Servicing File shall include each of the following items to the extent in the possession of the Company or in the possession of the Company's agent(s):

     12. The original hazard insurance policy and, if required by law, flood insurance policy, in accordance with Section 4.10 of the Agreement.

     13.  Residential  loan  application.

     14.  Mortgage  Loan  closing  statement.

     15. Verification of employment and income, unless originated under the Company's Limited Documentation program, Fannie Mae Timesaver Plus.

     16. Verification of acceptable evidence of source and amount of down payment.

     17.  Credit  report  on  the  Mortgagor.

     18.  Residential  appraisal  report.

     19.  Photograph  of  the  Mortgaged  Property.

     20. Survey of the Mortgage property, if required by the title company or applicable law.

     21. Copy of each instrument necessary to complete identification of any exception set forth in the exception schedule in the title policy, i.e. map or plat, restrictions, easements, sewer agreements, home association declarations, etc.

     22.  All  required  disclosure  statements.

     23. If available, termite report, structural engineer's report, water potability and septic certification.

     24.  Sales  contract,  if  applicable.

     25. Evidence of payment of taxes and insurance premiums, insurance claim files, correspondence, current and historical computerized data files, and all other processing, underwriting and closing papers and records which are customarily contained in a mortgage loan file and which are required to document the Mortgage Loan or to service the Mortgage Loan.

     26.  Amortization  schedule,  if  available.

     27. Payment history for any Mortgage Loan that has been closed for more than 90 days.

     In the event an Officer's Certificate of the Company is delivered to the Custodian because of a delay caused by the public recording office in returning any recorded document, the Company shall deliver to the Custodian, within 240 days of the related Closing Date, an Officer's Certificate which shall (i) identify the recorded document, (ii) state that the recorded document has not been delivered to the Custodian due solely to a delay caused by the public recording office, (iii) state the amount of time generally required by the applicable recording office to record and return a document submitted for recordation, and (iv) specify the date the applicable recorded document will be delivered to the Custodian. The Company shall be required to deliver to the Custodian the applicable recorded document by the date specified in (iv) above. An extension of the date specified in (iv) above may be requested from the Purchaser, which consent shall not be unreasonably withheld.


(page)

                                                     EXHIBIT D


                                        SERVICING  CRITERIA  TO  BE  ADDRESSED
                                           IN  ASSESSMENT  OF  COMPLIANCE


-------------------------------------------------------------------------------------------------------------------------------
     REG AB                                       SERVICING CRITERIA                                   APPLICABLE  INAPPLICABLE
   REFERENCE                                                                                           SERVICING    SERVICING
                                                                                                        CRITERIA     CRITERIA
----------------  -----------------------------------------------------------------------------------  ----------  ------------
----------------  -----------------------------------------------------------------------------------  ----------  ------------
                                            GENERAL SERVICING CONSIDERATIONS
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
                                              CASH COLLECTION AND ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
                                               INVESTOR REMITTANCES AND REPORTING
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable
                  Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  -----------------------------------------------------------------------------------  ----------  ------------


(page)
----------------  -----------------------------------------------------------------------------------  ----------  ------------
     REG AB                                       SERVICING CRITERIA                                   APPLICABLE  INAPPLICABLE
   REFERENCE                                                                                           SERVICING    SERVICING
                                                                                                        CRITERIA     CRITERIA
----------------  -----------------------------------------------------------------------------------  ----------  ------------
                                            POOL ASSET ADMINISTRATION (CONT'D)
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
                                                   POOL ASSET ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the transaction agreements
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the
                  Servicer's records with respect to an obligor's unpaid principal balance.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans
                  (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments)
                  are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1)
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------  ------------


(page)
                                    EXHIBIT E


                         FORM OF SARBANES CERTIFICATION

     Re: The [ ] agreement dated as of [ ], 200[ ] (the "Agreement"), among [IDENTIFY PARTIES]

I,  ________________________________,  the  _______________________  of [Name of
Servicer], certify to [the Owner], [the Depositor], and the [Master Servicer] [Securities Administrator] [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

     (1) I have reviewed the servicer compliance statement of the Servicer provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Servicer's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and
     Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Servicer during 200[ ] that were delivered by the Servicer to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee] pursuant to the Agreement (collectively, the "Servicer Servicing Information");

     (2) Based on my knowledge, the Servicer Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Servicer Servicing Information;

     (3) Based on my knowledge, all of the Servicer Servicing Information required to be provided by the Servicer under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee];

     (4) I am responsible for reviewing the activities performed by the Servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Servicer has fulfilled its obligations under the Agreement; and

     (5) The Compliance Statement, the Servicing Assessment and the Attestation Report required to be provided by the Servicer pursuant to the Agreement have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.


                                         Date:

                                         By:______________________________
                                         Name:____________________________
                                         Title:___________________________


(page)
                                    EXHIBIT F

                  FORM OF SARBANES-OXLEY BACK-UP CERTIFICATION

I, ______________________, Vice President of Wells Fargo Bank, N.A. (the "Servicer"), certify to __________________, and its officers, directors, agents and affiliates (the "Sarbanes Certifying Party"), and with the knowledge and intent that they will rely upon this certification, that:

     (i) Based on my knowledge, the information relating to the Mortgage Loans and the servicing thereof submitted by the Servicer to the Sarbanes Certifying Party which is used in connection with preparation of the reports on Form 8-K and the annual report on Form 10-K filed with the Securities and Exchange Commission with respect to the Securitization, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the date of this certification;

     (ii) The servicing information required to be provided to the Sarbanes Certifying Party by the Servicer under the relevant servicing agreement has been provided to the Sarbanes Certifying Party;

     (iii) I am responsible for reviewing the activities performed by the Servicer under the relevant servicing agreement and based upon the review required by the relevant servicing agreement, and except as disclosed in the Annual Statement of Compliance, the Annual Independent Public Accountant's Servicing Report and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans submitted to the Sarbanes Certifying Party, the Servicer has, as of the date of this certification fulfilled its obligations under the relevant servicing agreement; and

     (iv) I have disclosed to the Sarbanes Certifying Party all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the relevant servicing agreement.

     (v) The Servicer shall indemnify and hold harmless the Sarbanes Certifying Party and its officers, directors, agents and affiliates from and against any losses, damages, penalties, fines, forfeitures, reasonable legal fees and related costs, judgments and other costs and expenses arising out of or based upon a breach by the Servicer or any of its officers, directors, agents or affiliates of its obligations under this Certification or the negligence, bad faith or willful misconduct of the Servicer in connection therewith. If the indemnification provided for herein is unavailable or insufficient to hold harmless the Sarbanes Certifying Party, then the Servicer agrees that it shall contribute to the amount paid or payable by the Sarbanes Certifying Party as a result of the losses, claims, damages or liabilities of the Sarbanes Certifying Party in such proportion as is appropriate to reflect the relative fault of the Sarbanes Certifying Party on the one hand and the Servicer on the other in connection with a breach of the Servicer's obligations under this Certification or the Servicer's negligence, bad faith or willful misconduct in connection therewith.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated:                                   By:
                                         Name:
                                         Title:


(page)
                                    EXHIBIT G

                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT


                                                              ____________, 20__


     ASSIGNMENT,  ASSUMPTION  AND  RECOGNITION  AGREEMENT,  dated
___________________,  20____  between  _________________,  a  _________________
corporation having an office at _________________ ("Assignor") and _________________, having an office at _________________ ("Assignee"):

     For and in consideration of the sum of one dollar ($1.00) and other valuable consideration the receipt and sufficiency of which are hereby acknowledge, and of the mutual covenants herein contained, the parties hereto hereby agree as follows:

     1. The Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor, as Purchaser, in, to and under that certain Seller's Warranties and Servicing Agreement, (the "Seller's Warranties and Servicing Agreement"), dated as of _________________, by and between _________________ (the "Purchaser"), and _________________ (the "Company"), and
the Mortgage Loans delivered thereunder by the Company to the Assignor, and that certain Custodial Agreement, (the "Custodial Agreement"), dated as of _________________, by and among the Company, the Purchaser and _________________
(the  "Custodian").

     2. The Assignor warrants and represents to, and covenants with, the Assignee that:

          a. The Assignor is the lawful owner of the Mortgage Loans with the full right to transfer the Mortgage Loans free from any and all claims and encumbrances whatsoever;

          b. The Assignor has not received notice of, and has no knowledge of, any offsets, counterclaims or other defenses available to the Company with respect to the Seller's Warranties and Servicing Agreement or the Mortgage Loans;

          c. The Assignor has not waived or agreed to any waiver under, or agreed to any amendment or other modification of, the Seller's Warranties and Servicing Agreement, the Custodial Agreement or the Mortgage Loans, including without limitation the transfer of the servicing obligations under the Seller's Warranties and Servicing Agreement. The Assignor has no knowledge of, and has not received notice of, any waivers under or amendments or other modifications of, or assignments of rights or obligations under, the Seller's Warranties and Servicing Agreement or the Mortgage Loans; and

          d. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to the Mortgage Loans, any interest in the Mortgage Loans or any other similar security with, any person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act or which would render the disposition of the Mortgage Loans a violation of
Section  5  of  the  33  Act  or  require  registration  pursuant  thereto.

     3. That Assignee warrants and represent to, and covenants with, the Assignor and the Company pursuant to Section 12.10 of the Seller's Warranties and Servicing Agreement that:

          a. The Assignee agrees to be bound, as Purchaser, by all of the terms, covenants and conditions of the Seller's Warranties and Servicing Agreement, the Mortgage Loans and the Custodial Agreement, and from and after the date hereof, the Assignee assumes for the benefit of each of the Company and the Assignor all of the Assignor's obligations as purchaser thereunder;

          b. The Assignee understands that the Mortgage Loans have not been registered under the 33 Act or the securities laws of any state;

          c. The purchase price being paid by the Assignee for the Mortgage Loans are in excess of $250,000.00 and will be paid by cash remittance of the full purchase price within 60 days of the sale;

          d. The Assignee is acquiring the Mortgage Loans for investment for its own account only and not for any other person. In this connection, neither the Assignee nor any person authorized to act therefor has offered to Mortgage Loans by means of any general advertising or general solicitation within the meaning of Rule 502(c) of US Securities and Exchange Commission Regulation D, promulgated under the Securities Act;

          e. The Assignee considers itself a substantial sophisticated institutional investor having such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of investment in the Mortgage Loans;

          f. The Assignee has been furnished with all information regarding the Mortgage Loans that it has requested from the Assignor or the Company;

          g. Neither the Assignee nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to the Mortgage Loans, any interest in the Mortgage Loans or any other similar security with, any person in any manner which would constitute a distribution of the Mortgage Loans under the 33 Act or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 33 Act or require registration pursuant thereto, nor will it act, nor has it authorized or will it authorize any person to act, in such manner with respect to the Mortgage Loans; and

          h. Either (1) the Assignee is not an employee benefit plan ("Plan") within the meaning of section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or a plan (also "Plan") within the meaning of section 4975(e)(1) of the Internal Revenue Code of 1986 ("Code"), and the Assignee is not directly or indirectly purchasing the Mortgage Loans on behalf of, investment manager of, as named fiduciary of, as Trustee of, or with assets of, a Plan; or (2) the Assignee's purchase of the Mortgage Loans will not result in a prohibited transaction under section 406 of ERISA or section 4975 of the Code.

          i. The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and the Seller's Warranties and Servicing Agreements is:

                   __________________________________________

                   __________________________________________

                   __________________________________________

                   Attention:  _________________

     The Assignee's wire transfer instructions for purposes of all remittances and payments related to the Mortgage Loans and the Seller's Warranties and Servicing Agreement is:

                   __________________________________________

                   __________________________________________

                   __________________________________________

                   Attention:  _________________

     4. From and after the date hereof, the Company shall note the transfer of the Mortgage Loans to the Assignee in its books and records, the Company shall recognize the Assignee as the owner of the Mortgage Loans and the Company shall service the Mortgage Loans for the benefit of the Assignee pursuant to the Seller's Warranties and Servicing Agreement, the terms of which are incorporated herein by reference. It is the intention of the Assignor, the Company and the Assignee that the Seller's Warranties and Servicing Agreement shall be binding upon and inure to the benefit of the Company and the Assignee and their respective successors and assigns.

                               [Signatures Follow]


(page)
     IN WITNESS WHEREOF, the parties have caused this Assignment and Assumption to be executed by their duly authorized officers as of the date first above written.



____________________________________    ____________________________________
Assignor                                Assignee

By:_________________________________    By:_________________________________

Name:_______________________________    Name:_______________________________

Its:________________________________    Its:________________________________

Tax  Payer  Identification No.:         Tax Payer Identification No.:

____________________________________    ____________________________________


(page)
                                    EXHIBIT H

                              ELECTRONIC DATA FILE

     (1) the street address of the Mortgaged Property including the city, state, county and zip code;

     (2) a code indicating whether the Mortgaged Property is a single family residence, a 2-4 family dwelling, a PUD, a cooperative, a townhouse, manufactured housing or a unit in a condominium project;

     (3)  the  Mortgage  Interest  Rate  as  of  the  Cut-off  Date;

     (4)  the  current  Monthly  Payment;

     (5)  loan  term,  number  of  months;

     (6)  the  stated  maturity  date;

     (7) the Stated Principal Balance of the Mortgage Loan as of the close of business on the Cut-off Date, after deduction of payments of principal due on or before the Cut-off Date;

     (8)  the  Loan-to-Value  Ratio;

     (9) a code indicating whether the Mortgage Loan is an Interest Only Mortgage Loan;

     (10) a code indicating whether the Mortgage Loan is a temporary buydown (Y or N);

     (11) the  Servicing  Fee  Rate;

     (12) a code indicating whether the Mortgage Loan is covered by lender-paid mortgage insurance (Y or N);

     (13) a code indicating whether the Mortgage Loan is a Time$aver(R) Mortgage Loan (Y or N);

     (14) the  Mortgagor's  first  and  last  name;

     (15) a  code  indicating  whether the Mortgaged Property is owner-occupied;

     (16) the remaining months to maturity from the Cut-off Date, based on the original amortization schedule;

     (17) the date on which the first Monthly Payment was due on the Mortgage Loan;

     (18) the last Due Date on which a Monthly Payment was actually applied to the actual principal balance;

     (19) the  original  principal  amount  of  the  Mortgage  Loan;

     (20) a code indicating the purpose of the loan (i.e., purchase, financing, rate/term refinancing, cash-out refinancing);

     (21) the  Mortgage  Interest  Rate  at  origination;

     (22) the date on which the first Monthly Payment was due on the Mortgage Loan;

     (23) a code indicating the documentation style (i.e., full (providing two years employment verification - 2 years W-2's and current pay stub or 2 years 1040's for self employed borrowers), alternative or reduced);

     (24) a  code  indicating  if  the Mortgage Loan is subject to a PMI Policy;

     (25) the  Appraised  Value  of  the  Mortgage  Property;

     (26) the  sale  price  of  the  Mortgaged  Property,  if  applicable;

     (27) the  Mortgagor's  Underwriting  FICO  Score;

     (28) term  of  prepayment  penalty  in  years;

     (29) a  code  indicating  the  product  type;

     (30) a  code  indicating  the  credit  grade  of  the  Mortgage  Loan;

     (31) the unpaid balance of the Mortgage Loan as of the close of business on the Cut-off Date, after deduction of all payments of principal;

     (32) the  Note  date  of  the  Mortgage  Loan;

     (33) the mortgage insurance certificate number and percentage of coverage, if applicable;

     (34) the  Mortgagor's  date  of  birth;

     (35) the  MIN  Number  for  each  Mortgage  Loan,  if  applicable;

     (36) employer  name;

     (37) subsidy  program  code;

     (38) servicer  name;

     (39) the  combined  Loan-to-Value  Ratio;

     (40) the  total  Loan-to-Value  Ratio;

     (41) whether  the  Mortgage  Loan  is  convertible  (Y  or  N);

     (42) a code indicating whether the Mortgage Loan is a relocation loan (Y or N);

     (43) a code indicating whether the Mortgage Loan is a leasehold loan (Y or N);

     (44) a code indicating whether the Mortgage Loan is an Alt A loan (Y or N);

     (45) a code indicating whether the Mortgage Loan is a no ratio loan (Y or N);

     (46) a code indicating whether the Mortgage Loan is a Pledged Asset Mortgage Loan (Y or N);

     (47) effective  LTV  percentage  for  Pledged  Asset  Mortgage  Loans;

     (48) citizenship  type  code;

     (49) a code indicating whether the Mortgage Loan is a conforming or non-conforming loan, based on the original loan balance;

     (50) the  name  of  the  client for which the Mortgage Loan was originated;

     (51) the  program  code;

     (52) the  loan  sub  doc  code;

     (53) the  remaining  interest-only  term  for Interest Only Mortgage Loans;

                     The Company shall provide the following
                  For the Home Mortgage Disclosure Act (HMDA):
                  --------------------------------------------

     (54) the  Mortgagor's  and  co-Mortgagor's  (if  applicable)  ethnicity;

     (55) the  Mortgagor's  and  co-Mortgagor's  (if  applicable)  race;

     (56) lien  status;

     (57) for  cash-out  refinance  loans,  the  cash  purpose;

     (58) the  Mortgagor's  and  co-Mortgagor's  (if  applicable)  gender;

     (59) the Mortgagor's and co-Mortgagor's (if applicable) social security numbers;

     (60) the  number  of  units  for  the  property;

     (61) the  year  in  which  the  property  was  built;

     (62) the  qualifying  monthly  income  of  the  Mortgagor;

     (63) the  number  of  bedrooms  contained  in  the  property;

     (64) a  code  indicating  first  time  buyer  (Y  or  N);

     (65) the  total  rental  income,  if  any;

                     The Seller shall provide the following
             for the adjustable rate Mortgage Loans (if applicable):
             -------------------------------------------------------

     (66) the  maximum  Mortgage  Interest  Rate under the terms of the Mortgage
          Note;

     (67) the  Periodic  Interest  Rate  Cap;

     (68) the  Index;

     (69) the  next  Adjustment  Date;

     (70) the  Gross  Margin;  and

     (71) the  lifetime  interest  rate  cap.


(page)
                     MASTER MORTGAGE LOAN PURCHASE AGREEMENT


     This is an Amended and Restated Master Mortgage Loan Purchase Agreement (the "Agreement"), dated as of November 1, 2004 by and between EMC Mortgage Corporation, having an office at 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser") and Wells Fargo Bank, N.A., having an office at 1 Home Campus, Des Moines, Iowa 50328-0001 (the "Seller").

                               W I T N E S S E T H
                               - - - - - - - - - -

     WHEREAS, the Seller agrees to sell, and the Purchaser agrees to purchase, from time to time certain conventional residential mortgage loans (the "Mortgage Loans") on a servicing retained basis as described herein:

     WHEREAS, the Mortgage Loans shall be delivered as pools of whole loans (each a "Loan Package") on various dates as provided herein (each a "Closing Date"); and

     WHEREAS, the parties intend hereby to set forth the terms and conditions upon which the proposed Transactions will be effected.

     NOW THEREFORE, in consideration of the promises and the mutual agreements set forth herein, the parties hereto agree as follows:

     SECTION 1. All capitalized terms not otherwise defined herein have the respective meanings set forth in the Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of the date herewith (the"Master Seller's Warranties and Servicing Agreement").

     SECTION  2.     Agreement to Purchase.   The Seller agrees to sell, and the
                     ----------------------
Purchaser agrees to purchase from time to time, Mortgage Loans having an aggregate principal balance on the applicable related Cut-off Date in an amount as set forth in the related Commitment Letters or in such other amount as agreed by the Purchaser and the Seller as evidenced by the actual aggregate principal balance of the Mortgage Loans in the related Loan Package accepted by the Purchaser on the related Closing Date. The Mortgage Loans will be delivered pursuant to the Master Seller's Warranties and Servicing Agreement.

     SECTION  3.      Mortgage Schedules.  The Seller will provide the Purchaser
                      -------------------
with certain information constituting a listing of the Mortgage Loans to be purchased under this Agreement for each Transaction (the "Mortgage Loan Schedule"). Each Mortgage Loan Schedule shall conform to the definition of "Mortgage Loan Schedule" under the Master Seller's Warranties and Servicing Agreement.

     SECTION  4.     Purchase  Price.  The  purchase price for each Loan Package
                     ----------------
(the "Purchase Price") shall be the percentage of par as stated in the related Commitment Letter, multiplied by the aggregate principal balance, as of the related Cut-off Date, of the Mortgage Loans listed in the related Loan Package, after application of scheduled payments of principal for such related Loan Package due on or before the related Cut-off Date whether or not collected. The purchase price for a Loan Package may be adjusted as stated in the related Commitment Letter.

     In addition to the Purchase Price, the Purchaser shall pay to the Seller, at closing, accrued interest on the initial principal amount of the Mortgage Loans at the weighted average Mortgage Loan Remittance Rate for each Loan Package from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

     With respect to each Loan Package, the Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Seller after the related Cut-off Date shall belong to the Seller), and (3) all payments of interest on the Mortgage Loans at the Mortgage Loan Remittance Rate (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected. Therefore, payments of scheduled principal and interest prepaid for a due date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts (minus interest at the Servicing Fee Rate) shall be the property of the Purchaser. The Seller shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Seller to the Purchaser.

     SECTION  5.     Examination of Mortgage Files.  Prior to each Closing Date,
                     ------------------------------
the Seller shall (a) deliver to the Purchaser in escrow, for examination, the Mortgage File for each Mortgage Loan, including a copy of the Assignment of Mortgage, pertaining to each Mortgage Loan, or (b) make the Mortgage Files available to the Purchaser for examination at the Seller's offices or such other location as shall otherwise be agreed upon by the Purchaser and the Seller. Such examination may be made by the Purchaser or by any prospective purchaser of the Mortgage Loans from the Purchaser, at any time before or after such related Closing Date, upon prior reasonable notice to the Seller. The fact that the Purchaser or any prospective purchaser of the Mortgage Loans has conducted or has failed to conduct any partial or complete examination of the Mortgage Files shall not affect the Purchaser's (or any of its successor's) rights to demand repurchase, substitution or other relief as provided under the Master Seller's Warranties and Servicing Agreement.

     Prior to Seller's receipt of the Purchase Price, the Purchaser shall cause the Custodian to act as bailee for the sole and exclusive benefit of the Seller pursuant to the Custodial Agreement and act only in accordance with Seller's instructions. Upon the Seller's receipt of the Purchase Price, the Seller shall provide notification to the Custodian to release ownership of the Mortgage Loan Documents contained in the Custodial Mortgage File. Such notification shall be in a form of a written notice by facsimile or other electronic media, with a copy sent to the Purchaser. Subsequent to such release, such Mortgage Loan Documents shall be retained by the Custodian for the benefit of the Purchaser. All Mortgage Loan Documents related to Mortgage Loans not purchased by the Purchaser on the Closing Date, shall be maintained by the Custodian for the benefit of the Seller and shall be returned to the Seller within two (2) Business Days after the Closing Date.

     SECTION  6.      Representations, Warranties and Agreements of Seller.  The
                      -----------------------------------------------------
Seller agrees and acknowledges that it shall, as a condition to the consummation of the transactions contemplated hereby, make the representations and warranties specified in Section 3.01 and 3.02 of the Master Seller's Warranties and Servicing Agreement, as of each related Closing Date. The meaning of the term "Agreement" as used in Sections 3.01 and 3.02 of the Master Seller's Warranties and Servicing Agreement shall include this Agreement. The Seller, without conceding that the Mortgage Loans are securities, hereby makes the following additional representations, warranties and agreements which shall be deemed to have been made as of the related Closing Date:

     a) neither the Seller nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of any Mortgage Loans, any interest in any Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of any Mortgage Loans, any interest in any Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to any Mortgage Loans, any interest in any Mortgage Loans or any other similar security with, any person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act or which would render the disposition of any Mortgage Loans a violation of Section 5 of the Securities Act or require registration pursuant thereto, nor will it act, nor has it authorized or will it authorize any person to act, in such manner with respect to the Mortgage Loans; and

     b) the Seller has not dealt with any broker or agent or anyone else who might be entitled to a fee or commission in connection with this transaction other than the Purchaser.

     SECTION 7.      Representation, Warranties and Agreement of Purchaser.  The
                     ------------------------------------------------------
Purchaser, without conceding that the Mortgage Loans are securities, hereby makes the following representations, warranties and agreements, which shall have been deemed to have been made as of the related Closing Date.

     a) the Purchaser understands that the Mortgage Loans have not been registered under the Securities Act or the securities laws of any state;

     b) the Purchaser is acquiring the Mortgage Loans for its own account only and not for any other person;

     c) the Purchaser considers itself a substantial, sophisticated institutional investor having such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of investment in the Mortgage Loans;

     d) the Purchaser has been furnished with all information regarding the Mortgage Loans which it has requested from the Seller or the Company; and

     e) neither the Purchaser nor anyone acting on its behalf offered, transferred, pledged, sold or otherwise disposed of any Mortgage Loan, any interest in any Mortgage Loan or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of any Mortgage Loan, any interest in any Mortgage Loan or any other similar security from, or otherwise approached or negotiated with respect to any Mortgage Loan, any interest in any Mortgage Loan or any other similar security with, any person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act or which would render the disposition of any Mortgage Loan a violation of Section 5 of the Securities Act or require registration pursuant thereto, nor will it act, nor has it authorized or will it authorize any person to act, in such manner with respect to the Mortgage Loans.

     SECTION  8.      Closing.  The  closing  for  the purchase and sale of each
                      --------
Loan Package shall take place on the related Closing Date. At the Purchaser's option, the Closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree; or conducted in person, at such place as the parties shall agree.

     The  closing  shall  be  subject  to  each  of  the  following  conditions:

     a) all of the representations and warranties of the Seller under this Agreement and under the Master Seller's Warranties and Servicing Agreement shall be true and correct as of such related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a default under this Agreement or an Event of Default under the Master Seller's Warranties and Servicing Agreement;

     b) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all Closing Documents as specified in
     Section 9 of this Agreement, in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the respective terms thereof;

     c) the Seller shall have delivered and released to the Custodian under the Master Seller's Warranties and Servicing Agreement all documents required pursuant to the related Custodial Agreement, and

     d) all other terms and conditions of this Agreement shall have been complied with.

     Subject to the foregoing conditions, the Purchaser shall pay to the Seller on such related Closing Date the applicable Purchase Price, plus accrued interest pursuant to Section 4 of this Agreement, by wire transfer of immediately available funds to the account designated by the Seller.

     SECTION 9.      Closing Documents.  With respect to the Mortgage Loans, the
                     ------------------
Closing  Documents  shall  consist  of  the  following  documents:

     On  the  initial  Closing  Date:

     1. the Master Seller's Warranties and Servicing Agreement, in three counterparts;

     2.   this  Agreement  in  two  counterparts;

     3. the Custodial Agreement, dated as November 30, 1999, by and between EMC Mortgage Corporation as Owner, and Wells Fargo Bank, N.A. (formerly Wells Fargo Bank Minnesota, N.A.) attached as an exhibit to the Master Seller's Warranties and Servicing Agreement;

     4. the Mortgage Loan Schedule for the related Loan Package, one copy to be attached to each counterpart of the Master Seller's Warranties and Servicing Agreement, to each counterpart of this Agreement, and to each counterpart of the Custodial Agreement, as the Mortgage Loan Schedule thereto;

     5.   a  Receipt  and  Certification,  as  required  under  the  Custodial
          Agreement;

     6.   an  Opinion of Counsel of the Seller, in the form of Exhibit 1 hereto;
          and

     7.   an Assignment and Conveyance Agreement for the related Mortgage Loans.

     On  each  subsequent  Closing  Date,  the  following  documents:

     1.   the  Mortgage  Loan  Schedule  for  the  related  Loan  Package;

     2.   an Assignment and Conveyance Agreement for the related Mortgage Loans;
          and

     3.   a  Receipt  and  Certification,  as  required  under  the  Custodial
          Agreement.


     SECTION  10.      Costs.  The  Purchaser  shall pay any commissions due its
                       ------
salesmen, the legal fees and expenses of its attorneys and the costs and expenses associated with the Custodian. The Seller shall be responsible for reasonable costs and expenses associated with any preparation of the initial assignments of mortgage. All other costs and expenses incurred in connection with the transfer and delivery of the Mortgage Loans, including fees for title policy endorsements and continuations and the Seller's attorney fees, shall be paid by the Seller.

     SECTION  11.      Servicing  The  Mortgage  Loans  shall be serviced by the
                       ---------
Seller in accordance with the terms of the Master Seller's Warranties and Servicing Agreement. The Seller shall be entitled to servicing fees calculated as provided therein, at the Servicing Fee Rate.

     SECTION  12.      Financial  Statements.  The  Seller  understands  that in
                       ----------------------
connection with the Purchaser's marketing of the Mortgage Loans, the Purchaser shall make available to prospective purchasers a Consolidated Statement of Operations of the Seller for the most recently completed two fiscal years respecting which such a statement is available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by such Consolidated Statement of Operations. The Purchaser shall also make available any comparable interim statements to the extent any such statements have been prepared by the seller in a format intended or otherwise suitable for the public at large. The Seller, if it has not already done so, agrees to furnish promptly to the Purchaser copies of the statements specified above. The Seller shall also make available information on its servicing performance with respect to loans in its own portfolio and loans serviced for others (if any), including foreclosure and delinquency ratios.

     The Seller also agrees to allow access to a knowledgeable (as shall be determined by the Seller) financial or accounting officer for the purpose of answering questions asked by any prospective purchaser regarding recent developments affecting the Seller or the financial statements of the Seller.

     SECTION 13.      Mandatory Delivery.  The sale and delivery on each Closing
                      -------------------
Date of the related Mortgage Loans described on the respective Mortgage Loan Schedules is mandatory, it being specifically understood and agreed that each Mortgage Loan must be unique and identifiable on such related Closing Date and that an award of money damages would be insufficient to compensate the Purchaser for the losses and damages incurred by the Purchaser (including damages to prospective purchasers of the Mortgage Loans) in the event of the Seller's failure to deliver the Mortgage Loans on or before such related Closing Date. All rights and remedies of the Purchaser under this Agreement are distinct from, and cumulative with, any other rights or remedies under this Agreement or afforded by law or equity and all such rights and remedies may be exercised concurrently, independently or successively.

     SECTION  14.      Notices.  All  demands,  notices  and  communications
                       --------
hereunder shall be in writing and shall be deemed to have been duly given if mailed, by registered or certified mail, return receipt requested, or, if by other means, when received by the other party at the address shown on the first page hereof, or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice of communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

     SECTION  15.      Severability Clause.  Any part, provision, representation
                       --------------------
or warranty of this Agreement which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law which prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good-faith, to develop a structure the economic effect of which is as close as possible to the economic effect of this Agreement without regard to such invalidity.

     SECTION  16.      Counterparts.  This  Agreement  may  be  executed
                       -------------
simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original, and all such counterparts shall constitute one and the same instrument.

     SECTION  17.     Place of Delivery and Governing Law.  This Agreement shall
                      ------------------------------------
be deemed in effect when a fully executed counterpart thereof is received by the Purchaser in the State of New York and shall be deemed to have been made in State of New York. The Agreement shall be construed in accordance with the laws of the State of New York and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with the laws of the State of New York, except to the extent preempted by Federal Law.

     Each of the Seller and the Purchaser hereby knowingly, voluntarily and intentionally waives any and all rights it may have to a trial by jury in respect of any litigation based on, or arising out of, under, or in connection with, this Agreement, or any other documents and instruments executed in connection herewith, or any course of conduct, course of dealing, statements (whether oral or written), or actions of the Seller or the Purchaser. This provision is a material inducement for the Purchaser to enter into this Agreement.

     SECTION  18.      Further  Agreements.  The  Purchaser  and the Seller each
                       --------------------
agree to execute and deliver to the other such additional documents, instruments or agreements as may be necessary or appropriate to effectuate the purposes of this Agreement.

     Without limiting the generality of the foregoing, the Seller shall reasonably cooperate with the Purchaser in connection with the initial resales of the Mortgage Loans by the Purchaser. In that connection, the Seller shall provide to the Purchaser: (i) any and all information and appropriate verification of information, whether through letters of its auditors and counsel or otherwise, as the Purchaser shall reasonably request, and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors and certificates of public officials or officers of the Seller as are reasonably believed necessary by the Purchaser in connection with such resales. The requirement of the Seller pursuant to (ii) above shall terminate on the related Closing Date, except as provided pursuant to Article IX of the Master Seller's Warranties and Servicing Agreement. Prior to incurring any out-of-pocket expenses pursuant to this paragraph, the Seller shall notify the Purchaser in writing of the estimated amount of such expense. The Purchaser shall reimburse the Seller for any such expense following its receipt of appropriate details thereof.

     SECTION  19.      Intention  of  the  Parties.  It  is the intention of the
                       ----------------------------
parties that the Purchaser is purchasing, and the Seller is selling, an undivided 100% ownership interest in the Mortgage Loans and not a debt instrument of the Seller or another security. Accordingly, the parties hereto each intend to treat the transaction for Federal income tax purposes as a sale by the Seller, and a purchase by the Purchaser, of the Mortgage Loans. The Purchaser shall have the right to review the Mortgage Loans and the related Mortgage Loan Files to determine the characteristics of the Mortgage Loans which shall affect the Federal income tax consequences of owning the Mortgage Loans and the Seller shall cooperate with all reasonable requests made by the Purchaser in the course of such review.

     SECTION  20.      Successors and Assigns; Assignment of Purchase Agreement.
                       ---------------------------------------------------------
This Agreement shall bind and inure to the benefit of and be enforceable by the Seller and the Purchaser and the respective successors and assigns of the Seller and the Purchaser. This Agreement shall not be assigned, pledged or hypothecated by the Seller to a third party without the consent of the Purchaser.

     SECTION  21.  Waivers;  Other  Agreements.  No  term  or  provision of this
                   ----------------------------
Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     SECTION  22.  Exhibits.  The  exhibits  to  this  Agreement  are  hereby
                   ---------
incorporated  and made a part hereof and are an integral part of this Agreement.

     SECTION  23.  General  Interpretive  Principles.  For  purposes  of  this
                   ----------------------------------
Agreement, except as otherwise expressly provided or unless the context otherwise requires:

     a) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

     b) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

     c) references herein to "Articles", "Sections", "Subsections", "Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

     d) a reference to a Subsection without further reference to a Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

     e) the words "herein", "hereof", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision; and

     f) the term "include" or "including" shall mean without limitation by reason of enumeration.

     SECTION  24.  Reproduction  of Documents.  This Agreement and all documents
                   ---------------------------
relating thereto, including, without limitation, (a) consents, waivers and modifications which may hereafter be executed, (b) documents received by any party at the closing, and (c) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

                               [Signatures Follow]


(page)
     IN WITNESS WHEREOF, the Seller and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the date first above written.

                                   EMC  MORTGAGE  CORPORATION
                                   (Purchaser)

                                   By:____________________________________
                                   Name:__________________________________
                                   Title:_________________________________

WELLS  FARGO  BANK,  N.A.
                                   (Seller)

                                   By:____________________________________
                                   Name:__________________________________
                                   Title:_________________________________


(page)
                                    EXHIBIT 1



                           FORM OF OPINION OF COUNSEL

@
@
@
@

Re: Mortgage Loan Sale by Wells Fargo Bank, N.A. (the "Company") to EMC Mortgage Corporation (the "Purchaser") of first lien mortgage loans (the "Mortgage Loans") pursuant to that certain Amended and Restated Master Seller's Warranties and Servicing Agreement and Amended and Restated Master Mortgage Loan Purchase Agreement by and between the Company and the Purchaser, dated as of November 1, 2005.

Dear  Sir/Madam:

I am @ of Wells Fargo Bank, N.A. and have acted as counsel to Wells Fargo Bank, N.A. (the "Company"), with respect to certain matters in connection with the sale by the Company of Mortgage Loans pursuant to that certain Amended and Restated Master Seller's Warranties and Servicing Agreement and Amended and Restated Master Mortgage Loan Purchase Agreement by and between the Company and EMC Mortgage Corporation (the "Purchaser"), dated as of November 1, 2005, (the "Agreements"), which sale is in the form of whole Mortgage Loans. Capitalized terms not otherwise defined herein have the meanings set forth in the Amended and Restated Master Seller's Warranties and Servicing Agreement.

I  have  examined  the  following  documents:

1.   the  Amended  and  Restated  Master  Seller's  Warranties  and  Servicing
     Agreement;

2.   the  Amended  and  Restated  Master  Mortgage  Loan  Purchase  Agreement;

3.   the  Custodial  Agreement;

4.   the  form  of  endorsement  of  the  Mortgage  Notes;  and

5. such other documents, records and papers as I have deemed necessary and relevant as a basis for this opinion.

To the extent I have deemed necessary and proper, I have relied upon the representations and warranties of the Company contained in the Agreements. I have assumed the authenticity of all documents submitted to me as originals, the genuineness of all signatures, the legal capacity of natural persons and the conformity to the originals of all documents.

Based  upon  the  foregoing,  it  is  my  opinion  that;

1. The Company is a national banking association duly organized, validly existing and in good standing under the laws of the United States.

2. The Company has the power to engage in the transactions contemplated by the Agreements, the Custodial Agreement and all requisite power, authority and legal right to execute and deliver the Agreements, the Custodial Agreement and the Mortgage Loans, and to perform and observe the terms and conditions of such instruments.

3.   Each  person  who, as an officer or attorney-in-fact of the Company, signed
     (a) the Agreements, each dated as of November 1, 2005, by and between the Company and the Purchaser, and (b) any other document delivered prior hereto or on the date hereof in connection with the sale and servicing of the Mortgage Loans in accordance with the Agreements was, at the respective times of such signing and delivery, and is, as of the date hereof, duly elected or appointed, qualified and acting as such officer or attorney-in-fact, and the signatures of such persons appearing on such documents are their genuine signatures.

4. Each of the Agreements, the Custodial Agreement, and the Mortgage Loans, has been duly authorized, executed and delivered by the Company and is a legal, valid and binding agreement enforceable in accordance with its terms, subject to the effect of insolvency, liquidation, convervatorship and other similar laws administered by the Federal Deposit Insurance Corporation affecting the enforcement of contract obligations of insured banks and subject to the application of the rules of equity, including those respecting the availability of specific performance, none of which will materially interfere with the realization of the benefits provided thereunder or with the Purchaser's ownership of the Mortgage Loans.

5. The Company has been duly authorized to allow any of its officers to execute any and all documents by original signature in order to complete the transactions contemplated by the Agreements and the Custodial Agreement, and by original or facsimile signature in order to execute the endorsements to the Mortgage Notes and the assignments of the Mortgages, and the original or facsimile signature of the officer at the Company executing the endorsements to the Mortgage Notes and the assignments of the Mortgages represents the legal and valid signature of said officer of the Company.

6. Either (i) no consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with the Agreements, the Custodial Agreement or the sale and delivery of the Mortgage Loans or the consummation of the transactions contemplated by the Agreements, and the Custodial Agreement; or (ii) any required consent, approval, authorization or order has been obtained by the Company.

7. Neither the consummation of the transactions contemplated by, nor the fulfillment of the terms of the Agreements and the Custodial Agreement, will conflict with or results in or will result in a breach of or constitutes or will constitute a default under the charter or by-laws of the Company, the terms of any indenture or other agreement or instrument to which the Company is a party or by which it is bound or to which it is subject, or violates any statute or order, rule, regulations, writ, injunction or decree of any court, governmental authority or regulatory body to which the Company is subject or by which it is bound.

8. There is no action, suit, proceeding or investigation pending or, to the best of my knowledge, threatened against the Company which, in my opinion, either in any one instance or in the aggregate, may result in any material adverse change in the business, operations, financial condition, properties or assets of the Company or in any material impairment of the right or ability of the Company to carry on its business substantially as now conducted or in any material liability on the part of the Company or which would draw into question the validity of the Agreements, and the Custodial Agreement, or of any action taken or to be taken in connection with the transactions contemplated thereby, or which would be likely to impair materially the ability of the Company to perform under the terms of the Agreements and the Custodial Agreement.

9. For purposes of the foregoing, I have not regarded any legal or governmental actions, investigations or proceedings to be "threatened" unless the potential litigant or governmental authority has manifested to the legal department of the Company or an employee of the Company responsible for the receipt of process a present intention to initiate such proceedings; nor have I regarded any legal or governmental actions, investigations or proceedings as including those that are conducted by state or federal authorities in connection with their routine regulatory activities. The sale of each Mortgage Note and Mortgage as and in the manner contemplated by the Agreements is sufficient fully to transfer all right, title and interest of the Company thereto as noteholder and mortgagee, apart from the rights to service the Mortgage Loans pursuant to the Agreements.

10. The form of endorsement that is to be used with respect to the Mortgage Loans is legally valid and sufficient to duly endorse the Mortgage Notes to the Purchaser. Upon the completion of the endorsement of the Mortgage Notes and the completion of the assignments of the Mortgages, and the recording thereof, the endorsement of the Mortgage Notes, the delivery to the Custodian of the completed assignments of the Mortgages, and the delivery of the original endorsed Mortgage Notes to the Custodian would be sufficient to permit the entity to which such Mortgage Note is initially endorsed at the Purchaser's direction, and to whom such assignment of Mortgages is initially assigned at the Purchaser's direction, to avail itself of all protection available under applicable law against the claims of any present or future creditors of the Company, and would be sufficient to prevent any other sale, transfer, assignment, pledge or hypothecation of the Mortgages and the Mortgage Notes by the Company from being enforceable.

This opinion is given to you for your sole benefit, and no other person or entity is entitled to rely hereon except that the purchaser or purchasers to which you initially and directly resell the Mortgage Loans may rely on this opinion as if it were addressed to them as of its date.

Sincerely,
@
@

@/@